Form 10QSB
period 1995-11-30
LESCARDEN INC
filed 1996-01-05
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended November 30, 1995.

[   ] Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________to_____________

Commission file number 0-10035

                               LESCARDEN, INC.
         (Exact name of small business issuer as specified in its charter)

        New York                                             13-2538207
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

420 Lexington Avenue, New York Suite 2025                      10170
(Address of principle executive offices)                     (Zip Code)

Issuer's telephone number (212) 687-1050

     __________________________________________________________________.
        (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                               Outstanding at November 30, 1995
Common Stock $.001 par value                                 11,822,010

                                  LESCARDEN INC.
                                                      (Unaudited)
                                  BALANCE SHEET

                                NOVEMBER 30, 1995

                                      ASSETS

Current Assets:
 Cash                                                               105,514
 Accounts receivable                                                148,705
 Inventory                                                           13,881
 Prepaid expenses                                                     7,500
     Total currents assets                                          275,600

   Security Deposit                                                   3,080

     Total Assets                                                   278,680


                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
  Accounts Payable and Accrued Expenses                             729,109
   Accounts Payable and Accrued Expenses - related parties          304,622
   Customer deposit                                                   8,750
   Notes Payable                                                    260,000
     Total current Liabilities                                    1,302,481

   Notes Payable                                                    267,000
   Notes Payable - related parties                                  496,000
     Total Liabilities                                            2,065,481

Stockholders' Deficiency:
  Convertible Preferred Stock                                         1,840
   Common Stock                                                      11,822
   Additional Paid-In Capital                                    10,634,177
   Accumulated Deficit                                          (12,434,640)
     Stockholder's Deficiency                                    (1,786,801)

     Total Liabilites and Stockholders' Deficiency                  278,680

                                  LESCARDEN INC.
                                           (UNAUDITED)
                          STATEMENTS OF CONDENSED OPERATIONS

                                        For the Three Months        For the Six Months
                                        Ended November 30,          Ended November 30,
                                        ---------------------       --------------------------
                                          1995          1994        1995           1994
                                          ----          ----        ----           ----


Total Revenues                         180,622        51,064     418,021          65,520
                                       _______        ______     _______          ______
Cost and Expenses:
  Cost of Product Sales                 58,309         6,600     132,696          20,350
  Salaries - Officer                    24,000        23,000      48,000          45,500
  Salaries - Office                      1,244           584       5,753           3,694
  Professional Fees and Consulting      35,963        24,737      56,905          45,044
  Research and Development               3,129        15,801       4,951          24,581
  Rent and Office Expenses              15,285        15,560      30,328          34,796
  Travel amd Meetings                   11,388         2,490      15,582           8,602
  Taxes - Other                          1,291           611       2,732           2,120
  Insurance                                205           973         210           1,157
  Interest                              15,787        15,787      31,574          31,574
  Interest to Related Parties           14,944        14,944      29,888          29,888
  Other Adminstrative Expenses           2,760         3,448       6,040           6,727
                                       -------       -------      -------        -------
   Total Costs and Expense             184,305       124,535      364,659        233,683
                                       _______       ______       _______        _______

  Net Loss                            $ (3,683)    $ (73,471)   $  53,362     $ (188,513)
                                      ---------    ----------   ----------    -----------
                                      ---------    ----------   ----------    -----------

    Net Loss Per Share                 $ (.00)        $(.01)       $(.00)         $(.02)
                                       -------        ------       -------        ------
                                       -------        ------       -------        ------

Weighted Average Number of
  Common Shares Outstanding           11,822,010   11,559,510    11,822,010    11,522,010
                                      ----------   ----------    ----------    ----------
                                      ----------   ----------    ----------    ----------


                                      LESCARDEN INC.
                                        (UNAUDITED)
                                  STATEMENT OF CASH FLOWS

                                                 For the Six Months Ended
                                                        November 30,
                                              ------------------------------
                                                  1995           1994
                                                  ----           ----


Cash Flows Used in Operating Activities:
  Net Income (Loss)                            $  53,362     $ (188,513)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Changes in operating assets and liabilites:
  (Increase) in accounts receivable              (54,326)          -
  Decrease (increase) in inventory                 3,465         (1,462)
  Increase (decrease) in customer deposits         8,750        (13,750)
  (Increase) is prepaid expenses                  (7,500)          -
  Increase in accounts payable
    and accrued expenses                          52,629         49,082
  Increase in accounts payable
    and accrued expenses - related parties         8,888         19,138
                                               __________     __________
     Net Cash Used In Operating Activities        65,268        135,505
                                               ----------     ----------

Cash Flows Used in Financing Activities:
  Proceeds from issuance of common stock            -            35,000
                                               __________     ___________
 Cash Provided by Financing Activites               -            35,000
                                               __________     ___________

Net Increase (decrease) in cash                   65,268       (100,505)

Cash- beginning of period                         40,246        182,127
                                               __________     ___________
Cash - end of period                           $ 105,514       $ 81,622
                                               ----------     -----------

                         LESCARDEN INC.       (Unaudited)

                           NOTES TO FINANCIAL STATEMENTS

                                 November 30, 1995

Note 1 - General:

     The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May
31, 1995.

     The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

                                LESCARDEN INC.

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

Results of Operations

Overview

     Since its inception the Company has primarily devoted its resources to fund research, drug discovery and development. In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1>, to a food supplement distributor for sale through nutritional food supplement stores in the U.S. The Company has sustained net losses of approximately $12.4 million from inception to November 31, 1995. The Company has primarily financed its research and develop-ment activities through a public offering of Common Stock and private place-ments of debt and equity securities.


Three months and six months ended November 30, 1995 compared to three months and six months ended November 30, 1994.

     The Company generates revenues primarily by selling BIO-CARTILAGE<F1> and Catrix<F1> and from royalties and license fees.

     The Company's revenues increased in the quarter and six months ended November 30, 1995 from the comparative periods of 1994 primarily due to sales of BIO-CARTILAGE<F1> to food supplement distributors, for sale through nutri-tional food supplement stores in the U.S., in the quarter and six months ended November 30, 1995 as compared to no such sales in the quarter and six months ended November 30, 1994. Total cost and expenses during the three and six months ended November 30, 1995 were 48% and 56% higher than those of the com-parative periods of the prior year, respectively. The increases were princi-pally due to higher costs of product sales related to the increase in revenues.

Liquidity and Capital Resources

Overview

     The Company has had losses from operations in each of the five years ended May 31, 1995. This trend may continue in the foreseeable future. Working capital has been provided since the Company's inception primarily from the sale of equity securities or from borrowings from its officers, directors and share-holders and from outside investors, and in recent quarters, from revenues from licensing fees and product sales.

Present Liquidity

     The Company's present liquidity position is critical.  As of November
30, 1995 the Company's current liabilities exceeded its current assets by $1,026,881, and its total liabilities exceeded its total assets by, $1,786,801. The Company will require additional product sales or funding during or, shortly after, the current fiscal year, ending May 31, 1996, to sustain its operations.

     As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 1995 of ($199,652), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Company's Finan-cial Statements as of May 31, 1994 and 1995 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

     The Company plans to continue to implement plans to enter the over-the-counter food supplement business which, if successful, may increase cash flow in order to allow the Company to continue to meet its obligations and sustain its operations.

     In addition, on September 6, 1995 the Company received the decision of the Arbitrator in the Matter of the Arbitration between John F. Prudden, M.D. and the Company (the "Award"). The Company filed a motion with the Arbitrator for him to reconsider the decision. The Arbitrator decided not to reconsider his decision. The Company then filed a motion to vacate the Award before the New York Supreme Court, New York County.

     Management of the Company believes that there are good and sufficient grounds to have the Award modified and/or vacated. However, as the Award pro-vides for the Company to make payments to Dr.Prudden in excess of the Company's liquid assets, if the Company is not successful in vacating, or amending, the Award it may be forced to seek relief in bankruptcy or it may be unable to con-tinue in existence.

     The Company has no material commitments for capital expenditures at November 30, 1995.


<F1>
A registered trademark of Lescarden, Inc.
</F1>

                               LESCARDEN INC.

                        Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

   (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 1995.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LESCARDEN INC.
                                       (Registrant)


Date:  January 5, 1996                 s/Gerard A. Dupuis
                                       Gerard A. Dupuis
                                       Chairman of the Board
                                       Chief Executive Officer