Form 10QSB/A
period 1995-11-30
LESCARDEN INC
filed 1996-03-01
CIK 58822

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

        ( a )   Exhibits: EX-27
        ( b )   Reports on Form 8-K: There were no reports on Form 8-K
                Filed by the Company during the three months ended November
                30, 1995.

            INDEX TO EXHIBITS

27      -Financial Data Schedule

     FINANCIAL DATA SCHEDULE    EXHIBIT 27

[DESCRIPTION] ART. 5 FDS FOR 2ND QUARTER 10-Q
[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM LESCARDEN, INC'S NOVEMBERS 30, 1995 FINANCIAL
STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
SUCH FINANCIAL STATEMENTS.
[NAME]  LESCARDEN, INC.

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          MAY-31-1996
[PERIOD-END]                               NOV-30-1995
[CASH]                                         105,514
[SECURITIES]                                         0
[RECEIVABLES]                                  148,705
[ALLOWANCES]                                         0
[INVENTORY]                                     13,881
[CURRENT-ASSETS]                               275,600
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                 278,680
[CURRENT-LIABILITIES]                        1,302,481
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         1,840
[OTHER-SE]                                 (1,788,641)
[TOTAL-LIABILITY-AND-EQUITY]                   278,680
[SALES]                                        418,021
[TOTAL-REVENUES]                               418,021
[CGS]                                          132,696
[TOTAL-COSTS]                                  132,696
[OTHER-EXPENSES]                               231,963
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                 53,362
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             53,362
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    53,362
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0