Form 10QSB
period 1996-02-29
LESCARDEN INC
filed 1996-04-11
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended February 29, 1996.

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
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                               Outstanding at February 29, 1996
Common Stock $.001 par value                                 11,872,010

                                  LESCARDEN INC.
                                                      (Unaudited)
                                  BALANCE SHEET

                                FEBRUARY 29, 1996

                                      ASSETS

Current Assets:
 Cash                                                               158,827
 Inventory                                                           16,801
 Prepaid expenses                                                     7,500
                                                                    _______
     Total currents assets                                          183,128

   Security Deposit                                                   3,080
                                                                    _______
     Total Assets                                                   186,208
                                                                    -------

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
   Accounts Payable and Accrued Expenses                            696,152
   Accounts Payable and Accrued Expenses - related parties          310,566
   Notes Payable                                                    527,000
   Notes Payable - related parties                                  496,000
                                                                  _________
     Total current Liabilities                                    2,029,718
                                                                  ---------
Commitments and Contingencies

Stockholders' Deficiency:
  Convertible Preferred Stock                                         1,840
   Common Stock                                                      11,872
   Additional Paid-In Capital                                    10,641,627
   Accumulated Deficit                                          (12,498,849)
                                                                ____________
     Stockholder's Deficiency                                    (1,843,510)
                                                                ____________
     Total Liabilites and Stockholders' Deficiency                  186,208
                                                                ------------

                                  LESCARDEN INC.
                                           (UNAUDITED)
                          STATEMENTS OF CONDENSED OPERATIONS

                                        For the Three Months       For the Nine Months
                                        Ended February 29          Ended February 29,
                                        ---------------------      --------------------------
                                          1995          1996       1995             1996
                                          ----          ----       ----             ----


Total Revenues                         111,705        50,172     175,050         468,193
                                       _______        ______     _______         _______
Cost and Expenses:
  Costs of Product Sales                37,674         8,923      55,849         141,620
  Salaries - Officer                    24,000        24,000      69,500          72,000
  Salaries - Office                        336         2,026       4,030           7,779
  Professional Fees and Consulting      18,879        20,772      63,923          77,677
  Research and Development               2,530         5,248      27,110          10,199
  Rent and Office Expenses              14,573        14,104      49,369          44,432
  Travel and Meetings                    2,118         5,145      10,721          20,726
  Taxes - Other                            652           130       2,772           2,862
  Insurance                                105           305       1,262             515
  Interest                              15,787        15,787      47,361          47,361
  Interest to Related Parties           14,944        14,944      44,832          44,832
  Other Adminstrative Expenses           3,250         2,997       9,977           9,037
                                       -------       -------      -------        -------
   Total Costs and Expense             134,848       114,381      386,706        479,040
                                       _______       ______       _______        _______

  Net Loss                           $ (23,143)    $ (64,209)  $ (211,656)     $ (10,847)
                                      ---------    ----------   ----------     ----------
                                      ---------    ----------   ----------     ----------

    Net Loss Per Share                 $ (.01)        $(.01)       $(.02)         $(.00)
                                       -------        ------       -------        ------
                                       -------        ------       -------        ------

Weighted Average Number of
  Common Shares Outstanding           11,822,010   11,838,677    11,627,566    11,827,566
                                      ----------   ----------    ----------    ----------
                                      ----------   ----------    ----------    ----------


                                      LESCARDEN INC.
                                        (UNAUDITED)
                                  STATEMENT OF CASH FLOWS

                                                 For the Nine Months Ended
                                                        February 29,
                                              ------------------------------
                                                  1995           1996
                                                  ----           ----


Cash Flows Used in Operating Activities:
  Net Income (Loss)                           $ (211,656)     $ (10,847)
  Adjustments to reconcile net loss to net
   cash provided by (used in)
   operating activities:
  Decrease in accounts receivable                    -           94,379
  Decrease in inventory                           13,376            545
  Decrease in customer deposits                  (13,750)          -
  (Increase) is prepaid expenses                     -           (7,500)
  Increase in accounts payable
    and accrued expenses                          64,869         19,672
  Increase in accounts payable
    and accrued expenses-related parties          26,082         14,832
                                               __________     __________
     Net Cash Provided by (Used In)
       Operating Activities                     (121,079)       111,081
                                               ----------     ----------

Cash Flows Used in Financing Activities:

  Proceeds from exercise of common stock
    purchase warrants                               -             7,500
  Proceeds from issuance of common stock          35,000            -
                                               _________      _________
  Cash Provided by Financing Activites            35,000          7,500
                                               _________      _________

Increase (Decrease) in cash                      (86,079)       118,581

Cash- beginning of period                        182,127         40,246
                                               _________      _________
Cash - end of period                           $  96,048      $ 158,827
                                               ---------      ---------

                         LESCARDEN INC.       (Unaudited)

                           NOTES TO FINANCIAL STATEMENTS

                                 February 29, 1996

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

                                LESCARDEN INC.

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

Results of Operations

Overview

     Since its inception the Company has primarily devoted its resources to fund research, drug discovery and development. In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1>, to a food supplement distributor for sale through nutritional food supplement stores in the U.S. The Company has sustained net losses of approximately $12.5 million from inception to February 29, 1996. The Company has primarily financed its research and develop-ment activities through a public offering of Common Stock and private place-ments of debt and equity securities.


Three months and nine months ended February 29, 1996 compared to three months and nine months ended February 28, 1995.

     The Company generates revenues primarily by selling BIO-CARTILAGE<F1> and Catrix<F1> and from royalties and license fees.

     The Company's revenues increased in the nine months ended February 29, 1996 from the comparative period of fiscal 1995 primarily due to higher sales of BIO-CARTILAGE<F1> to food supplement distributors, for sale through nutri-tional food supplement stores in the U.S. The company's revenues decreased in the quarter ended February 29, 1996 from the three months ended February 28, 1995 primarily due to lower sales of BIO-CARTILAGE<F1>. The Company's initial sales of BIO-CARTILAGE<F1> began in the quarter ended February 28, 1995. Total costs and expenses during the nine months ended February 29, 1996 were 24% higher than those of the comparative period of the prior year. The increases were principally due to higher costs of product sales related to the increase in revenues; and in addition, to higher professional fees and consulting and travel and meeting expenses which were partially offset by lower research and development expenses.

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

Present Liquidity

     The Company's present liquidity position is critical. As of February 29, 1996 the Company's current liabilities exceeded its current assets by $1,846,590, and its total liabilities exceeded its total assets by, $1,843,510. The Company will require additional product sales or funding during or, shortly after, the current fiscal year, ending May 31, 1996, to sustain its operations.

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

     The Company has no material commitments for capital expenditures at February 29, 1996.


<F1>
A registered trademark of Lescarden, Inc.
</F1>

                               LESCARDEN INC.

                        Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

   (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended February 29, 1996.

           INDEX TO EXHIBITS

27       - FINANCIAL DATA SCHEDULE

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LESCARDEN INC.
                                       (Registrant)


Date:  April 11, 1996                  s/Gerard A. Dupuis
                                       Gerard A. Dupuis
                                       Chairman of the Board
                                       Chief Executive Officer