Form 10KSB
period 1996-05-31
LESCARDEN INC
filed 1996-08-28
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                           Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No fee required]

For the transition period from               to

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

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitve proxy or information statements incorporated by refernce in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ ]

Issuers revenues for its most recent fiscal year were $ 485,874

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on July 26, 1996 was approximately $ 2,421,123.

The number of shares of registrant's Common Stock outstanding as of July 26, 1996 was 11,872,010.

            DOCUMENTS INCORPORATED BY REFERENCES: None

Transitional Small Business Disclosure Format (Check one): Yes
: No X

                                  PART I


ITEM 1. BUSINESS


          The Company's present liquidity position must be characterized as critical. The successful conclusion of the Company's Chapter XI proceeding could contribute significantly to the improvement of the situation (See Item 3. Legal Proceedings). However, sales of the Company's food supplement materials may be sufficient to allow the Company to continue to meet its obligations and sustain its operations for the near term. Moreover, the Company may receive certain license fees in the near term which would also alleviate the situation somewhat.

          During the fiscal year ended May 31, 1996, the Company continued sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F2>, to food supplement distributors for sale through nutritional food supplement stores in the U.S. In addition the Company intends to introduce a second product in the same marketplace shortly. If these initial incursions into the nutritional food supplement market are successful, it would further provide the much needed revenue to finance continuing operations. (See Item 6. Management's Discussion and Analysis or Plan for Operations).

          Moreover, Lescarden Inc. (the "Company") continues to develop and seek government approval to market and sell its proprietary Catrix material, a cartilage derived therapeutic agent which the Company believes has demonstrated promising results in the treatment of metastatic renal cell cancer (as well as certain other diseases). The therapeutic effects of Catrix<F1> were discovered by one of the Company's founders in connection with the treatment of various human malignancies, the healing of surgical wounds and the control of tissue inflammation.

          The Company has an Investigational New Drug ("IND") exemption from the U.S. Food and Drug Administration ("FDA") and the Canadian Health Protection Branch ("HPB") for the experimental treatment of metastatic renal cell cancer in humans. Prior to obtaining the IND, the Company completed all pre-clinical studies and Phase I clinical trials relating to the safety of Catrix<F1> . It is now conducting Phase II human clinical trials at two major teaching hospitals, one in New York State and the other in Montreal to establish the efficacy of Catrix<F1> in the treatment of metastatic renal cell cancer.

          On completion of Phase II and subsequent Phase III trials, the Company intends to submit a New Drug Application ("NDA") to the FDA and New Drug Submission ("NDS") to the HPB for approval to market and commercially ship Catrix for the treatment of metastatic renal cell cancer. The Company anticipates that the NDA and NDS will be filed in approximately four to five years. Approval by the FDA and HPA may require an additional one to three years, although the FDA and HPB can accelerate the process.

          As part of the FDA and HPB approval process, the Company may be required to do additional laboratory research into the molecular composition of the active fractions of Catrix<F1>. Results of this research will assist the Company in developing standardized manufacturing and production processes. In addition, chemically modified versions of the isolated active fractions may prove to have additional therapeutic effects.

          The Company has also licensed Orphan Medical Inc. to seek FDA approval for the use of pure Catrix<F1> powder in treating decubitus ulcers (the pressure sores experienced by some diabetics and the chronically bed-ridden). Current treatment for these lesions involves improved hygiene, nutrition and nursing care. The Company believes that the ability to provide an active agent to accelerate the healing process represents a clear business opportunity in a significant market with a demonstrated need for a more effective therapy.

          In October 1989, the company granted an exclusive license to Donell, Inc. ("Donell") to manufacture and sell topical products formulated with Catrix<F1> . Currently Donell is marketing a Catrix<F1>
- -based topical cream product to relieve the skin redness and irritation which frequently accompanies the use of Retin-A, a product and registered trademark of Johnson & Johnson. Donell, Inc. also produces a lip balm containing Catrix<F1> for use in preventing chapped lips as well as preventing and healing cold sores. If the FDA approves Retin-A or a related product for treatment of facial skin wrinkling, the Company believes that the sales of Donell's Catrix<F1> Correction Cream product will increase.

Donell is required to pay a quarterly royalty fee to the Company on sales of this product (and any other Catrix<F1> containing products which it sells) and to purchase its Catrix<F1> supplies exclusively from the Company.

          The Company intends to focus a significant portion of its resources on obtaining approval for the use of Catrix<F1> in treating metastatic renal cell cancer and decubitus ulcers, with an ultimate goal of marketing the product, directly or through another organization. This particular malignancy was chosen for experimentation because of evidence of therapeutic efficacy, likelihood of more expeditious regulatory approval, absence of non-toxic or efficacious alternatives, and a large enough patient base to support commercial development by the Company. Furthermore, the Company believes that the observed effects of Catrix<F1> (including acceleration of wound healing, tumor inhibition and reduction, inhibition of excessive vascularization and modulation of immune system functions) coupled with an absence of toxicity, present additional promising avenues of investigation.

Scientific Background.

          Background of Catrix<F1> . In the early 1950's, one of the Company's co-founders discovered that cartilage powder significantly hastened the healing of surgical wounds in animals. During early wound healing experiments, it was noted that the margins of the surgical wounds treated with Catrix<F1> were less red and swollen than those of the controls. This observation led the discoverer to the application of Catrix<F1> to various inflammatory diseases, systemic and topical. One inflammatory condition that was successfully treated was psoriasis, a condition caused by an over production of skin cells. In certain ways, psoriasis resembles the uncontrolled growth of cancer cells. Based on the aforementioned information as well as encouraging results from animal cancer studies, the discoverer believed that Catrix<F1> could be successfully applied in the treatment of human cancer.

          The Company believes that Catrix<F1> acts as a biological response modifier, regulating the activity of important components of the immune system. Other observed effects of Catrix<F1> include:
          -acceleration of wound healing;
          -inhibition of excessive vascularization of certain tissues;

          -inhibition of proliferation of malignant cells; and -(in vitro) moderation of excessive collagen synthesis by fibroblast cells.

          Metastatic Renal Cell Cancer. Metastatic renal cell cancer (which is the spread of a primary kidney cancer to other organs) is a particularly lethal form of cancer afflicting approximately 10,000 individuals per year in the United States and Canada. Only eight to twenty percent of the metastatic renal cell cancer patients survive two years after diagnosis. The patient's chance of overcoming the disease is dependent upon how advanced the disease is at the time of diagnosis. The disease originates as a tumor in the kidney. After a certain stage in tumor growth, metastasis, or spread of cancerous cells to other body organs, occurs. Conventional treatment generally involves removal of the diseased kidney followed by radiation or chemotherapy to affect reduction of the secondary tumors or metastases.

          It has recently been recognized that renal cell cancers may be responsive to treatment with some cytokines such as interleukin-2. Cytokines are intimate components of the body's immune system, the integrity of which system is important in defending the body against many forms of cancer. Interleukin-2 is somewhat effective in treating renal cell cancer but its usefulness is limited by its significant toxicity. The Company believes that Catrix<F1> , with its ability to modulate the body's immune system and its non-toxic properties, is promising as a treatment for this devastating disease.

          Healing Decubitus Wounds. Decubitus ulcers, or pressure sores, are a scourge of the infirmed elderly, diabetic and generally immobile, wheel chair limited patient. Current therapy includes removal of the dead tissue around the ulcer, good hygiene, and nutrition and nursing care. Given the ever increasing elderly population in the United States and the costs of specialized medical treatment, a product such as Catrix<F1>, which appears to promote wound healing, will, the Company believes, be sought after by the medical community.

          In pursuit of this therapeutic application, the Company granted a license in October 1994, to Orphan Medical Inc. of Minnetonka, Minn. The license entitles Orphan to use Catrix<F1> powder in clinical trials and assessing its efficacy in the treatment of wounds. Orphan intends to file a marketing application with the FDA and to commence Phase II/III human clinical trials in August 1996. Under the license agreement, Orphan is required to pay Lescarden certain license fees, and upon securing marketing approval from the FDA, to pay a royalty on all sales and to purchase all Catrix<F1> powder from the Company.


Pre-Clinical Studies of Catrix<F1>.

          During the 1970's, the Company conducted a wide range of pre-clinical laboratory and animal studies to assess the potential safety and efficacy of Catrix<F1>. These studies included the following: Acute Oral Toxicity (rats); Acute Subcutaneous Toxicity
(mice): Acute Dermal Toxicity (rabbits): 18-Month Chronic Toxicity and Carcinogenicity Study (mice); 2-Year Chronic Toxicity and Carcinogenicity (rats); 14 week Chronic Toxicity Study (dogs); Percutaneous Toxicity (guinea pigs); Dental Wound Healing (rats); Dental Wound Healing (dogs); and Irritation and Sensitization of Human Skin by Catrix<F1>.

          The results of these studies were submitted to the FDA and HPB as part of the Company's application for an IND exemption, approval of which is required prior to the commencement of human clinical trials. In 1985, the FDA granted the Company's request for an IND exemption for the application of Catrix<F1> in the treatment of scleroderma, a rare skin disease. Shortly thereafter, the IND exemption was expanded to include the application of Catrix for various forms of cancer, including metastatic renal cell cancer.

Human Clinical Trials Conducted with Catrix<F1> and Catrix<F1> -S

          Since approval of the Company's IND, it has completed
Phase I clinical trials and is conducting Phase II clinical trials. The Company's clinical trials involve the administration of Catrix<F1> capsules to solid tumor cancer patients. (See, "Business-Government Regulation").

Phase I Trials

          The objective of the Company's Phase I trials (involving the initial introduction of Catrix<F1> into human subjects) was to test for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Initial testing was conducted on patients with advanced cancers that were unresponsive to other forms of therapy. Regulatory authorities require that new cancer therapies be administered in patients who have failed conventional therapy and that some indication of efficacy be shown before the drug can be used as the "drug of choice" in earlier stage patients (i.e., in Phase II trials).

          The Company's Phase I studies were conducted in the early 1980's at Pennsylvania State University's Milton S. Hershey Medical Center in Hershey, Pennsylvania , and at the University of Medicine and Dentistry of New Jersey in Newark, New Jersey. The FDA required that both Phase I studies use Catrix<F1> -S, the injectable dosage form of Catrix<F1> only. This was in spite of the Company's experimental data indicating strongest response when both injectable and oral forms of Catrix<F1> were administered sequentially.

     Phase II Trials.

          The Company is currently engaged in two Phase II trials. Phase II trials involve well controlled tests in a larger (but still limited) patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. The Company's Phase II trials are being conducted at the Montreal General Hospital, McGill University, Montreal, Canada (the "Montreal Study") and at the Westchester County Medical Center, New York Medical College, in Valhalla, New York (the "Valhalla Study").

          The Montreal Study. In the Montreal study initially, twenty-four patients with metastatic renal cell cancer were started on a protocol regimen of two weeks of Catrix<F1> -S followed by long term treatment with Catrix<F1> capsules. More recent patient admissions into this study have eliminated the Catrix -S administration and patients are treated with Catrix<F1> capsules only. All of the patients in this study were prior clinical failures under the original therapy (i.e. surgery, radiation and chemotherapy) and were at various stages of serious disabilities from their cancer. Initially, three of these patients experienced remission (two partial and one complete) and continued to receive Catrix<F1>. No adverse effects were noted. The other twenty one patients did not respond to Catrix<F1> and have either died or are now being treated by conventional therapy. There is currently only one patient on study and the disease is considered relatively stable. There has been no evidence of any toxic side effects of Catrix<F1> in any patient.

          The Valhalla Study. The Valhalla investigation has been using the Canadian protocol for about 60 months. Of the thirty-five patients enrolled, twenty-two patients, who had completed more than three months of therapy, were considered evaluable for response by the Medical Team overseeing the study. Results to date were reported on, by the study team, at the thirtieth annual meeting of the American Society of Clinical Oncology, in Dallas, Texas, May, 1994, and those results were stated to be as follows:


          "Ten of the 22 evaluable pts were not
          previously treated with any systemic therapy;
          all 3 responders (and 1 SD) occurred in the subset of untreated pts. Lungs were the major site of response with disappearance of lesions
          (2) and >50% shrinkage (1); minor responses noted in liver (1) and kidney (1). Duration of response is 30+ months (mos), 12+ mos and 6+ mos in the 3 PRs. Toxicity was mild (Grade
          I) and included dysgeusia (8), fatigue (3), dyspepsia (2), nausea (2), fever (2), dizziness (1), and scrotal edema (1). Our results suggest that Catrix is very well tolerated and may be active in previously untreated pts with metastatic renal cell carcinoma. Further accrual of patients is warranted." [Initials mean: pts.= patients.
          SD= stable disease; mos.= months; PR= partial response].

     The Valhalla study currently has six patients on the treatment protocol and two of these patients (treated since 1992 and 1993 respectively) are showing responses to the drug. A third patient reveals stable disease and three await evaluation.

     The Company intends to expand the Montreal and Valhalla
Studies to include approximately 100 patients each over the next 3 to 5 years, assuming that sufficient funding is available.

     Phase III Trials

          Upon completion of the Phase II trials the Company will meet with the FDA and HPB for authorization to commence Phase III trials to evaluate the overall risks and benefits of Catrix<F1> in relation to the treated disease and in light of other available therapies. Following this further evaluation of efficacy and safety, the Company will file its NDA and NDS. (See, "Government Regulation-Orphan Drug Status").

     Trials Involving Decubitus Ulcers

          Given the safety and efficacy shown in the Company's pre-clinical and clinical trials to date, it believes that following preparations and submissions of the appropriate application for use of Catrix<F1> in decubitus ulcer, Orphan Medical may receive approval from the FDA to proceed directly to Phase III trials after a small pilot study of 15 to 20 patients which is scheduled to begin in August 1996. Orphan Medical expects to conduct a study of approximately 150 patients in at least two university medical centers to complete its Phase III clinical trials for this application.

     Laboratory Studies

          As part of the FDA and HPB approval process, the Company may be required to do additional laboratory research into the molecular composition of the active fractions of Catrix<F1>. Significant progress has been made in this regard by consultants working under contract with the company. Results of this research will assist the Company in developing standardized manufacturing and production processes. In addition, chemically modified versions of the isolated active fractions may prove to have additional therapeutic effects.

          A large portion of the Company's laboratory related resources were spent in the early 1980's on isolating pure components in Catrix<F1> which have specific biological activities of interest in the treatment of disease. Its fractionation programs in the early 1980's at Case Western Reserve University, Batelle
Columbus Laboratories and North Texas State University have identified several fractions the Company believes have notable effects on the immune system and that have direct anti-mitotic activity. The Company may resume tests on these fractions in its model assay for metastatic renal cell cancer with the goal of reducing its search to two or three specific Catrix<F1> fractions. The work is crucial in two ways; first it should enable the Company to establish a relevant quality control standard for its products and aid in obtaining approval to market Catrix<F1> in Canada and the United States; and, second, it would be highly desirable to develop each effective isolated fraction as a drug, taking greatest advantage of the Company's complex cartilage product.

          Many cancer investigators today believe that human cancers escape early detection by the body's self/non-self detection system (the immune system) and in some ways continue to evade detection up to the time of death of the host. The Company believes that Catrix<F1> exerts important beneficial effects on the body's immune system. It may heighten the body's awareness of cancer cells (through stimulation of the immune system) and allow the body's own defenses to defeat the progression of the disease. This effect on the immune system, combined with the direct anti-mitotic effect of Catrix<F1>, forms the basis of the Company's understanding of how Catrix<F1> may work in the treatment of human cancers.

          Several of the Company's specific laboratory research projects conducted at Battelle Columbus Laboratories relating to cancer conclude that there are low molecular weight components of Catrix<F1> which are anti-mitotic, that is, relatively small components in Catrix<F1> that prevent cell replication. Further results indicate that certain higher molecular weight components of Catrix have a significant effect on many segments of the body's immune system. The results of these later investigations have been published in the Journal of Biological Response Modifiers.

          Another development involves the identification by outside investigators of a pure protein found in human renal cell cancer cells which is present in concentrations inversely proportional to the intensity of the patient's disease. That is, the protein diminishes as the severity of the disease increases. This protein is found in Catrix<F1> and in abundance in many normal cells in humans and animals, including, bovine tracheal cartilage. The Company intends to assess the quantity of this protein in Catrix<F1>.

Government Regulation.

          The production and marketing of the Company's products and its research and development activities are subject to comprehensive regulation by various federal, state and local authorities in the United States and governmental authorities of other countries. Among others, the FDA and HPB exercise regulatory authority over the development, testing, formulation, manufacture, labeling, storage, record keeping, quality control, advertising and promotion of the Company's products. The Company believes that the regulations and procedures involving the above in Canada are essentially the same as the United States. Accordingly, the discussion set forth below is also applicable to the Company's efforts to obtain regulatory approval in Canada.

          A New Drug may not be marketed in the United States until it has satisfied rigorous testing procedures established and approved by the FDA. The drug may then be marketed only for the specific indications, uses, formulation, dosage, forms, and strengths approved by the FDA. Similar requirements are imposed by foreign regulators upon the marketing of a new drug in their respective countries.

          The steps required before a pharmaceutical agent may be marketed in the United States include (a) pre-clinical laboratory and animal tests, (b) the submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence, (c) well controlled human clinical trials to establish the safety and efficacy of the drug, (d) the submission of a detailed NDA to the FDA, and (e) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must comply with Good Manufacturing Practices (GMP) and are subject to biennial inspections by the FDA. Foreign manufacturing establishments also must comply with GMP'S and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

          The results of the pre-clinical studies and clinical trials are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The NDA includes information pertaining to the chemistry, formulation, activity and manufacture of the drug and each component of the final product, as well as details relating to the sponsoring company. Submission of an NDA does not assure FDA approval for marketing. The application review process takes more than two years on average to complete, although FDA reviews of cancer therapies, and other life-threatening diseases may be accelerated and average less than two years. However, the process may take substantially longer if the FDA has questions or concerns about the product.

          In general, the FDA requires at least two adequate and well controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance. However, additional support may be required. The FDA may also request additional information, such as long term toxicity studies or other studies relating to the product safety. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval to confirm product safety and efficacy (Phase IV clinical tests).

          Among the requirements for product approval is the requirement that prospective manufacturers conform to the FDA's current GMP standards which thereafter must be followed at all times. In complying with GMP standards, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure technical compliance.
Failure to so comply subjects the manufacturer to possible FDA action such as the suspension of manufacturing or seizure of the product. The FDA may also require a voluntary recall of a product.

          All of the Company's contract manufacturing facilities will be subject to periodic inspections by the FDA and comparable agencies. If violations of applicable regulations are discovered during these inspections, the Company may be restrained from continued marketing of the manufactured products. Such facilities are also subject to regulation regarding, among other things, occupational safety, laboratory practices, the use and handling of radio-isotopes and hazardous chemicals, prevention of illness and injury, environmental protection and hazardous substance control.

          The product testing and approval process is likely to take a substantial number of years and involves the expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all. The FDA also may require post-marketing testing and surveillance to monitor the record of the product and continued compliance with regulatory requirements. Upon approval, a drug may be marketed only for the approved indications in the approved dosage forms and at the approved levels. Adverse experiences with the product must be reported to the FDA. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA standards, or otherwise may order the suspension of manufacture, recall or seizure if non-compliant product is delivered. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

          The Company also will be subject to foreign regulatory authorities with respect to clinical trials and pharmaceutical sales. Whether or not the FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval.

Orphan Drug Status

          Pursuant to the Orphan Drug Act,(this discussion not to be confused with the discussion on Orphan Medical Inc.) the FDA may grant "orphan drug status" to certain drugs intended to treat a "rare disease or condition", defined as a disease or condition which effects fewer than 200,000 people in the United States, or, which effects more than 200,000 people and for which the cost of developing and making the drug available will not be recovered from sales of the drug in the United States. Orphan Drug status may provide certain benefits including exclusive marketing rights in the United States for the drug, for the designated indication, for seven years following marketing approval, and federal income tax credits for certain clinical trial expenses.

          The Company may receive marketing exclusivity under the Orphan Drug Act, only if it is the sponsor of the first NDA approved for the drug for an indication for which Orphan Drug status was designated prior to the time such NDA was submitted. Therefore, unlike patent protection, orphan drug status does not prevent other manufactures from attempting to develop the drug for the designated indication or from obtaining approval of a separate NDA prior to the approval of the Company's NDA. If another sponsor's NDA for the same drug and the same indication is approved first, that sponsor is entitled to the exclusive marketing rights if that sponsor has received orphan drug designation for the drug. In that case, the FDA will refrain for seven years from approving the Company's application to market the product. If another sponsor's NDA for the same drug and the same indication is approved first, but that company has not obtained orphan drug status, the FDA would still be permitted to approve the Company's NDA.
However, the Company would not be able to receive the seven years' exclusivity.

          Orphan Drug status does not prevent the FDA from approving the same drug for different indication. Furthermore, doctors are not restricted by the FDA from prescribing an approved drug for unapproved uses. Therefore, another company's approval of a drug for different uses could adversely affect the marketing potential of a Company drug for which Orphan Drug Act status has been obtained for a different indication.

          The Company believes that its products, if developed, may qualify for Orphan Drug Status. There can be no assurance, however, that such products will receive orphan drug status. The Company believes that it would be advantageous to obtain orphan drug status for eligible products. However, possible amendment of the Orphan Drug Act by the United States Congress and possible re-interpretation by the FDA are the subject of frequent discussions. Legislation to limit exclusivity, in some respects, was passed by Congress, but vetoed by the President in 1991. Similar legislation is expected to be introduced in future Congressional Sessions. The FDA has proposed regulations embodying certain other limitations; these regulations have not yet been adopted. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future or that the current level of exclusivity and tax credits will remain in effect.

          Under the Drug Competition and Patent Term Restoration
Act of 1984, a product patent or method of treatment patent with a

17-year period of enforceability covering a drug or biological product may be extended for up to five years under certain circumstances to compensate the patent holder for the time required for FDA regulatory review of the product. The benefits are only available to the first approved use of the active ingredient in a drug or biological product and may only be applied to one patent per drug per product. This law also establishes a period of time following FDA approval of certain NDA's during which the FDA may not accept or approve abbreviated applications for generic versions of the drug from other sponsors. However, there can be no assurance that the Company will be able to take advantage of either the patent term extension of marketing exclusivity provisions of this law.

Raw Materials and Manufacturing.

          Catrix<F1> and Catrix<F1> -S are manufactured for the Company by Intergen Biomanufacturing Corporation, located in Toronto, Canada
("Intergen"), and at the University of Iowa Department of Pharmaceutical Services, located in Iowa City, Iowa (the
"University"), respectively. Intergen and the University are FDA-approved pharmaceutical manufacturing facilities. At the present time, the only FDA approved manufacturers of the Company's drugs are, Intergen for Catrix<F1> Powder and the University for Catrix<F1> -S, although the Company is investigating alternative sources to the point where sample manufacturing has commenced. The Company's food supplement cartilage material, BIO-CARTILAGE<F2>, is manufactured in the U.S. for the Company and an additional manufacturer is being developed in the Western Pacific Area.

          Raw Materials. Catrix<F1> is prepared from animal cartilage tissue. The most accessible and easily processed source is bovine tracheas collected from normal healthy beef cattle, subsequent to slaughter. Tracheas are cleaned, flash frozen and delivered to qualified pharmaceutical manufacturing facilities.

          Regulatory Review. All Catrix<F1> and Catrix<F1> -S production procedures have been submitted in extensive detail to both the FDA and the HPB, and accepted as part of the review of the Company's official submissions with respect to studying Catrix<F1> in patients.

Patents and Proprietary Technology.

          The Company was granted and owns, by assignment, several United States patents some of which have expired, and has assigned certain patents to Catrix<F1> Research Limited Partnership (see, "Certain Relationships and Related Transactions"). The most recent patent granted was for the use of cartilage-based agents as an anti-tumor agent and method (U.S. Patent #4,827,607).

          The Company also holds several patents in various foreign countries. While the Company believes that these patents may be valuable, there is no assurance that any such patent will afford the Company any material protection. Furthermore, if any of its patents should be infringed, there is no assurance that the Company would be financially capable of protecting its interests.

Competition.

          Competition in the anti-cancer pharmaceutical industry is based primarily on: product performance, including efficacy, safety, ease of use and adaptability to various modes of administration; patient compliance; price; acceptance by physicians; marketing; and distribution. The availability of patent protection and orphan drug status, and the ability to obtain government approval for testing, manufacturing and marketing are also critical factors. See "Business-Government Regulation."

          Most companies, including well-known pharmaceutical and chemical companies, are marketing anti-cancer drugs and seeking to develop new products and technologies for the treatment of cancer. Many of these companies have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many such companies have had significantly greater experience both in undertaking pre-clinical testing and human clinical trials of new or improved pharmaceutical products, and obtaining the approval of the FDA or other regulatory authorities to market products for health care. Accordingly, the Company's competitors may succeed in obtaining regulatory approval of such products before the Company obtains approval of competitive products.

Human Resources.

          Employees and Consultants.

          At August 1, 1996, the Company had one full time employee and retains consultants to assist in the administration of the Company and coordinating its ongoing research and clinical trials.

          Scientific Advisory Board.

          The Company benefits from consultations with prominent scientists active in fields related to the Company's business. For this purpose, the Company maintains a Scientific Advisory Board.
At the Company's request, these advisors review the feasibility of product development programs under consideration, advise the Company of research advances in areas related to the Company's technology and aid in recruiting personnel. It is intended that the Scientific Advisors meet individually and in small groups with the Company's management and scientists. Because the scientific advisors may have consulting or advisory positions with other companies which may compete with the Company, the Company has entered into confidentiality agreements with each member of the Scientific Advisory Board.

          The Company's Scientific Advisory Board consists of Dr.
William T. Sherman, Vice President for Science-Elect. , as Chair, and the following persons:

          Michael Bazinet M.D., co-director of the Company's Phase II Montreal Study, is assistant Urologist, Attending Staff at The Montreal General Hospital in Montreal, Quebec, Canada, and Assistant Professor of Urology, McGill University. Dr. Bazinet has completed residencies in surgery and urology at Sherbrooke University and a residency in urology at the Royal Victoria Hospital. He has served as a Research Fellow in Human Tumor Immunology and as a Clinical Fellow in Urologic Oncology at Memorial Sloan-Kettering Hospital in New York, NY. He has authored or co-authored numerous papers and presentations.

          Robert W. Gracy, Ph.D., principal advisor to the Company for biochemistry, is professor of Chemistry and Associate Dean for Basic Science and Research at The University of North Texas, Texas College of Osteopathic Medicine in Fort Worth, Texas. Dr. Gracy received his Ph.D. from the University of California, in Riverside, and performed postdoctoral work in molecular biology at the Albert Einstein College of Medicine, where he was a postdoctoral fellow. He became an Associate Professor of Chemistry at North Texas State University, and subsequently a visiting professor of physiological chemistry at the University of Wurtzburg. Dr. Gracy has published over 130 papers in peer-reviewed scientific journals and books.

          Carmelo Anthony Puccio, M.D., director of the Company's Phase II Valhalla Study, is Assistant Professor of Medicine at New York Medical College and an Attending Physician at Westchester County Medical Center, both in Valhalla, New York. Dr. Puccio received his medical degree from the Universidad Autonoma de Guadalajara, graduating first in his class. He completed the Fifth Pathway Program at the Albert Einstein College of Medicine in New York City, and a residency in Internal Medicine at Maimonides Medical Center. He was a Research Fellow at New York Medical College prior to attaining his present position. Dr. Puccio's papers have been published in several scientific journals.

Item 2. Properties

          The Company owns no real property. Its executive offices in New York City, occupying approximately 1,500 square feet, are leased for a term ending on March 31, 1998. Management considers that its leased premises are well maintained and sufficient for its present operations and that when its current lease expires it will be able to lease office space on acceptable terms.

Item 3. Legal Proceedings

          On June 2, 1994 Dr. John F. Prudden, one of the Company's founders and former chairman, instituted an arbitration proceeding against the Company before the American Arbitration Association. Dr. Prudden has instituted this arbitration proceeding, pursuant to the terms of his Consultancy Agreement with the Company, asserting that "Lescarden [has] breached the agreements [with him and he seeks] an award of damages [for] consulting fees, life insurance payments, expense reimbursement and pension payments." In September 1995, the Arbitrator ruled in favor of Dr. Prudden on several of his claims. Thereafter, the Company sought reconsideration which the Arbitrator denied. Dr. Prudden then sought confirmation of the award in the New York State Supreme

Court, which the Company opposed. In April 1996 the Supreme Court ruled in favor of confirmation but, before Judgement could be entered on the award the Company filed for bankruptcy under Chapter XI (Reorganization) which filing resulted in an automatic stay of all proceeding against the Company. The Company believes that is has adequately accrued for the potential costs of resolution of the former chairman's claims as of May 31, 1996.

Item 4. Submission of Matters to a Vote of Security Holders

          None

                             PART II



Item 5. Market for Common Equity and Related Stockholder Matters

          The Common Stock of the Company is traded in the over-the counter market under the symbol "LCAR". The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock as reported by the National Quotation Bureau.

Fiscal Year Ending May 31, 1996

Fourth Quarter                               11/16     1/4
Third Quarter                                  5/8     1/8
Second Quarter                               17/32     1/16
First Quarter                                11/32     1/16

Fiscal Year Ending May 31, 1995              High      Low

Fourth Quarter                                3/8      1/16
Third Quarter                                 7/16     1/8
Second Quarter                                7/16     1/8
First Quarter                                 9/32     1/8

          On July 26, 1996 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was 1/4. As of May 31, 1996 there were 584 holders of record of the Company's Common stock.

Item 6.  Management's Discussion and Analysis of Operations
Results of Operations

Overview
          Since its inception, the Company has primarily devoted its resources to fund research, drug discovery and development.
In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F2>, to a food supplement distributor for sale through nutritional food supplement stores in the U.S. The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $12.8 million from inception to May 31, 1996. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

     On May 7, 1996 the Company filed a Chapter XI Petition for Re-organization with the United States Bankruptcy court for the southern District of New York. This action was precipitated by a decision of the New York State Supreme Court, New York County, which confirmed an arbitration award against the Company for monetary damages in excess of the Company's liquid assets. ( See
Item 4. - Legal Proceedings).

Fiscal year ended May 31, 1996 compared to May 31, 1995

          Product sales increased in the fiscal year ended May 31, 1996 from the comparative prior year primarily due to higher sales of BIO-CARTILAGE<F2> to food supplement distributors.

          Royalties received by the Company from a licensee, Donell, Inc., (Donell) increased to $34,750 in fiscal 1996 from $24,842 in fiscal 1995.

          Total costs and expenses during the year ended May 31, 1996 were 61% higher than those of the comparative period of the prior year. The increases were primarily due to an increase in accrued expenses to provide for the amount of the award against the Company in the matter of the Arbitration between John F. Prudden, M.D., and the Company (See Item 4.-Legal Proceedings) and to the higher costs of product sales related to the increase in revenues. In addition, higher professional fees and consulting expenses (which were primarily due to the arbitration proceeding with Dr. John F. Prudden), research and development expenses and travel and meetings contributed to the increase in costs and expenses in fiscal 1996 as compared to the fiscal 1995.

Liquidity and Capital Resources.

Overview

          The Company has had losses from operations in each of the five years ended May 31, 1996. This trend may continue in the foreseeable future. Working capital has been provided since the Company's inception primarily from the sale of equity securities, from borrowings (from its officers, directors, and shareholders and from outside investors), and in recent years, from revenues from licensing fees and product sales.

Present Liquidity

          The Company's present liquidity position is critical. As of May 31, 1996 the Company's current and total liabilities exceed its current assets by $2,109,137 and its total liabilities exceed its total assets by $2,106,057. The company will require additional product sales or funding during or, shortly after, the fiscal quarter ending August 31, 1996, to sustain its operations.

          As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 1996 of ($419,394), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of May 31, 1995 and 1996 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

          The Company's Chapter XI proceeding is in progress and a Creditor's Committee of seven is in place. The Company intends to propose a fair reorganization plan during the quarter ending November 30, 1996 and to submit the plan to all creditors and shareholders for approval. It is reasonable to anticipate that the Company may be discharged from bankruptcy around the end of this calendar year 1996. Assuming acceptance of the reorganization plan, upon discharge, the Company's balance sheet would reflect no significant debt.

          The Company plans to continue to implement plans to sell BIO-CARTILAGE<F1> in the the over-the-counter food supplement market and may also introduce a second product in the same marketplace in the near future. If successful, the Company may increase cash flow in order to allow the Company to continue to meet its obligations and sustain its operations. In addition, the Company may receive certain license fees in the near term which would also improve its current financial position.

          In addition, the Company's licensee, ORPHAN MEDICAL INC.
of Minnetonka, MN, continues to make progress developing the Company's proprietary bovine cartilage material, CATRIX<F1>, in powder form only, for topical wound healing purposes.

          The Company has no material commitments for capital expenditures at May 31, 1996.

Item 7.   Financial Statements and Supplementary Data

          See page F-1 for Lescarden Inc. Index to Financial
Statements.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.

                             Part III



Item 9.   Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the Exchange
          Act.


The executive officers and directors of the Company are as follows:

Name                                         Position
Gerard A. Dupuis                             Chairman and
                                             Chief executive
                                             Officer, Director.

William T. Sherman, Ph.D.                    Vice President
                                             Science Elect.

William H. Chisholm                          Vice Chairman
                                             Director.

Frank E. Berglas                             Director.

George E. Ehrlich, M.D.                      Director.

          Mr. Dupuis (age 58) is an attorney who practiced in New York City for more than twenty five years. He became General Counsel, Secretary and a Director of the Company in February 1986. On June 19, 1990 Mr. Dupuis was elected President and Chief Executive Officer of the Company and in 1992 was elected chairman. Mr. Dupuis is a graduate of Syracuse University and received his law degree from Columbus School of Law, of the Catholic University of America in Washington, D.C.

          Dr. Sherman (age 54) Executive Vice President for Science-Elect of the Company, received his Bachelor of Science in pharmacy from the Philadelphia College of Pharmacy and Science, and a Ph.D. in pharmacology from Temple University. Since 1989 Dr. Sherman has been an independent consultant to the pharmaceutical industry. From 1987 to 1989 he served as Vice President of Martec Pharmaceutical Company. Prior to that he was Vice President for research and development for the Company. Dr. Sherman is a registered pharmacist in Pennsylvania and New Jersey and has published in several scientific journals.

          Mr. Chisholm (age 79) is a retired paper manufacturer and served as a director of several publicly owned companies. He became a Director of the Company in December 1987. Mr. Chisholm is a graduate of Yale University.

          Mr. Berglas (age 55) is President and Chief Executive Officer of Great Lakes American Reinsurance Co., a position he has held for more than the past five years. He became a Director of the Company on December 1, 1993. Mr. Berglas is a graduate of City College of New York.

          Dr. Ehrlich (age 67) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

Item 10.  Executive Compensation

                         Annual Compensation           Long-Term
                                                       Compensation
                                                       Awards

Name and                 Fiscal Year
Principal                Ended
Position                 May 31,        Salary $       Warrants (#)

Gerard A. Dupuis         1996          $132,000        500,000
                         1995          $112,250        140,000
President and CEO        1994           $70,500        500,000

Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values.

              Shares              Number of      Value of
              Acquired            Unexercised    Unexercised
              on        Value     Options/       In-the-money
              Exercise  Realized  Warrants       Options
                                  at FY End (#)  Warrants
                                                 at FY End ($)
Name            (#)       ($)     Exercisable    Exercisable
G.A. Dupuis                       Options        Options
                                  80,000            0
                                  Warrants       Warrants
                                  1,530,000      $151,062


Item 11. Security Ownership of Certain Beneficial Owners and
         Management

         The following table sets forth, as of May 31, 1996, the ownership of the Company's Common Stock by (I) each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.




         Name and                 Number of Shares
Title of Address of               Beneficially        Percent
Class    Beneficial Owner         Owned               of Class (1)

Common   Gerard A. Dupuis (2)        1,725,750           14.30%
Stock    2 Kittle Road
         Chappaqua, NY

         William H. Chisholm (2)       637,438            5.19%
         280 Railroad Avenue
         Greenwich, CT

         Charles T. Maxwell (2)      1,413,002           11.47%
         C.J. Lawrence, Inc.
         1290 Avenue of the Americas
         New York, NY

         Frank E. Berglas (2)          275,000            2.28%
         139 Brook Farm Road East
         Bedford, New York

         Peter B. Ruffin (2)         1,278,311           10.33%
         753 Forest Hills Drive
         Wilmington, NC

         George E. Ehrlich (2)         100,000            0.84%
         38 Holly Drive
         Loveladies, NJ

         Directors and               2,738,188           19.34%
         Officers as a group
         (2) (4 persons)


         (1) The percentages are calculated on the basis of 11,872,010 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire, owned by such a person if exercisable within 60 days of May 31, 1996 are deemed outstanding, but such shares are not deemed outstanding for the purpose of calculating the percentage of Common Stock owned by any other person. All share ownership is direct unless otherwise indicated.

         (2) Includes 504,000, 1,610,000, 404,000, 175,000,
100,000 and 449,000 stock option grants and/or warrants to purchase the Company's Common Stock held by Mr. Ruffin, Mr. Dupuis, Mr.
Chisholm, Mr. Berglas, Dr. Ehrlich and Mr. Maxwell, respectively.

         Merrs. Dupuis, Chisolm, Berglas and Ehrlich were each granted warrants to purchase shares of the Company's common stock on July 26, 1995; they plan to file repors on Form 4 reporting their changes in beneficial ownership of shares of the Company's common stock late, by the end of August 1996 or shortly thereafter.

Item 12. Certain Relationships and Related Transactions.

         Notes payable to related parties of $496,000 at May 31, 1996, with interest rates between 10% and 13.5% per annum, are due on December 31, 1996. This amount is payable to the following:
$72,000 to William H. Chisholm, a Director of the Company; $252,000 to Peter Ruffin, a Principal Stockholder of the Company and $172,000 to Charles T. Maxwell, a Principal Stockholder of the Company. In lieu of payment in cash upon maturity, the holders of certain of the notes may convert the face value of the notes into Common Stock of the Company, any Security to be offered by the Company at any time prior to the due date of the notes or into a right to receive 5% of the Company's future royalties from topical product sales by any license. In addition, the holders of the above referenced $496,000 of notes were granted five-year and 10 year warrants to purchase an aggregate 1,681,903 shares of restricted Common Stock at prices ranging from $.001445 to $1.50 per share.

         The Company is the holder of 300,000 shares of common stock of Donell, Inc. ("Donell") the Company's licensee for the manufacture and sale of products for topical use which are formulated to include Catrix<F1>. Pursuant to the terms of a license agreement dated October 2, 1989 between the Company and Donell, so long as the Company owns more than $15% of the outstanding common stock of Donell, the Company has the right to appoint two members to the Board of Directors of Donell (or one member if the Company owns between 5% and 15% of the outstanding common stock of Donell).

         On June 2, 1994 Dr. John F. Prudden, one of the Company's founders and former chairman, instituted an arbitration proceeding against the Company before the American Arbitration Association. Dr. Prudden has instituted this arbitration proceeding, pursuant to the terms of his Consultancy Agreement with the Company, asserting that "Lescarden [has] breached the agreements [with him and he seeks] an award of damages [for] consulting fees, life insurance payments, expense reimbursement and pension payments." In September 1995, the Arbitrator ruled in favor of Dr. Prudden on several of his claims. Thereafter, the Company sought reconsideration which the Arbitrator denied. Dr. Prudden then sought confirmation of the award in the New York State Supreme Court, which the Company opposed. In April 1996 the Supreme Court ruled in favor of confirmation but, before Judgement could be entered on the award the Company filed for bankruptcy under Chapter XI (Reorganization) which filing resulted in an automatic stay of all proceeding against the Company. The Company believes that is has adequately accrued for the potential costs of resolution of the former chairman's claims as of May 31, 1996. (See Item 3. Legal Proceedings)


         Pursuant to an agreement with Donald K. Lourie a former employee of the Company, the Company is obligated to pay Mr. Lourie an annual pension of $25,000 provided the company meets certain income or net worth milestones.

         In June 1982, Dr. Prudden and others formed Catrix
Research Limited Partnership ( the "Catrix Partnership"), of which Dr. Prudden is general partner. The Company has entered into two agreements with the "Catrix Partnership," a Research Agreement and a Licensee Agreement. See note 4 to the Notes to Financial
Statements for description of these agreements.

Item 13. Exhibits and Reports on Form 8-K

         (a) (1) Exhibit

         Exhibit Number

         Description of Exhibit

3.1 Certificate of Incorporation of Registrant, as amended.*

3.2                By-Laws of Registrant, as amended.*

10.1 License Agreement between the Company and Donell, Inc., dated October 2, 1989, with amendments dated June 18, 1990 and March 16, 1992.*

10.2 Employment Agreement with John F. Prudden dated November 15, 1985, as amended July 14, 1992.*

10.3               Letter agreements with Donald K. Lourie dated
                   November 15, 1985, February 11, 1988, and September
                   7, 1990.*

10.4 Lease for 6th floor office space at 790 Madison Avenue, New York, NY dated August 19, 1986, as amended on April 18, 1991.*

10.5               Licensee Agreement between Lescarden Inc. and
                   Catrix Research Ltd. Partnership dated June 4,
                   1982.*

10.6               Research Agreement between Lescarden Inc. and
                   Catrix Research Ltd. Partnership dated June 4,
                   1983.*

10.7 Lease for office space at 420 Lexington Avenue, New York, NY dated March 9, 1993.**

22.1               Subsidiaries of the Registrant.*

23. Notice of annual meeting of shareholders and Proxy Statement for Annual Meeting of shareholders held October 19, 1992.**

27.                Financial Data Schedule

99.1 Award of the Arbitrator in the Matter of the Arbitration between John F. Prudden, M.D. and the Registrant dated September 6, 1995.***

* Incorporated by reference to Registrant's Form S-1 (Registration no. 33-50743) filed August 12, 1992.

** Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended May 31, 1993.

*** Incorporated by reference to Registrant's Form 8K dated September 6, 1995.

(b)                Reports on Form 8-K


                   There were no reports on Form 8-K filed by the Company during the fourth Quarter at the year ended May 31, 1995.

                         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LESCARDEN INC.


                                  By: S/Gerard A. Dupuis
                                  Gerard A. Dupuis, President
                                  August 20, 1996

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  S/Gerard A. Dupuis           President, Principal Executive
     Gerard A. Dupuis             Officer, Principal Financial
     August 20, 1996              Officer, Principal Accounting
                                  Officer and Director


By:  S/William H. Chisholm        Vice Chairman, Director
     William H. Chisholm
     August 20, 1996


By:  S/Frank E. Berglas           Director
     Frank E. Berglas
     August 20, 1996



By:  S/George E. Ehrlich          Director
     George E. Ehrlich
     August 20, 1996

                                                       LESCARDEN INC.
                                                       (Debtor-in-Possession)

                                                INDEX TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


Independent Auditor's Report                                           F-2
Balance Sheet as of May 31, 1996                                       F-3
Statement of Operations for the Years Ended May 31, 1996 and 1995      F-4
Statement of Stockholders' Deficiency for the Years
  Ended May 31, 1996 and 1995                                          F-5
Statement of Cash Flows for the Years Ended May 31, 1996 and 1995      F-6
Notes to Financial Statements                                        F-7 - F-12

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Lescarden Inc. (Debtor-in-Possession)

We have audited the accompanying balance sheet of Lescarden Inc. (Debtor-in-Possession) as of May 31, 1996 and the related statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. Debtor-in-Possession) as of May 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended
May 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, on May 7, 1996, Lescarden Inc. filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company has continued as Debtor-in-Possession under Chapter 11 of the U.S. Bankruptcy Code and is subject to the jurisdiction of the Bankruptcy Court. Continuation of the Company as a going concern and realization of its assets and the liquidation of its liabilities are dependent upon, among other things, the formulation of a confirmed Plan of Reorganization, which may result in significant adjustments and reclassifications in the amounts reflected as assets, liabilities and shareholders' deficiency in the accompanying financial statements, and the ability of the Company to maintain adequate financing along with the achievement of profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

July 9, 1996

                                                       LESCARDEN INC.
                                                       (Debtor-in-Possession)

                                                                BALANCE SHEET

May 31, 1996
- -----------------------------------------------------------------------------

ASSETS
Current Assets:
  Cash                                                             $   53,935
  Inventory (Note 2)                                                   13,856
  Prepaid expenses                                                     17,673
- -----------------------------------------------------------------------------
     Total current assets                                              85,464

Security Deposit                                                        3,080

Deferred Income Tax Asset, net of valuation allowance
  of $3,835,000 (Note 7)                                                -
- -----------------------------------------------------------------------------
     Total Assets                                                  $   88,544
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Liabilities subject to compromise:
    Trade and other miscellaneous claims                           $  862,092
    Trade and other miscellaneous claims - related parties            319,509
    Notes payable (Note 3)                                            517,000
    Notes payable - related parties (Note 3)                          496,000
- -----------------------------------------------------------------------------
      Total liabilities                                             2,194,601
- -----------------------------------------------------------------------------
Commitments and Contingencies (Notes 3, 4 and 5)

Stockholders' Deficiency (Notes 3, 4 and 6):
  Convertible preferred stock - $.02 par value; $1.50 liquidation value
   (aggregating $138,000); authorized 2,000,000 shares, issued and
   outstanding 92,000 shares                                            1,840
  Common stock - $.001 par value; authorized 200,000,000 shares,
   issued and outstanding 11,872,010 shares                            11,872
  Additional paid-in capital                                       10,787,627
  Accumulated deficit                                            (12,907,396)
- -----------------------------------------------------------------------------
      Stockholders' deficiency                                    (2,106,057)
- -----------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency          $       88,544
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                                                         LESCARDEN INC.
                                                         (Debtor-in-Possession)

                                                        STATEMENT OF OPERATIONS

Year Ended May 31,                                         1996          1995
- -----------------------------------------------------------------------------

Revenue:
  Product sales                                      $  440,534    $  240,273
  Royalties and other (Notes 2 and 5)                    45,340        32,081
- -----------------------------------------------------------------------------
 Total revenue                                          485,874       272,354
- -----------------------------------------------------------------------------
Costs and expenses:
  Cost of product sales                                 151,224        88,903
  Salaries:
    Officer                                              96,000        93,500
    Office                                                9,533         4,198
  Professional fees and consulting (Note 5)              97,496        55,645
  Research and development (Note 2)                      31,553        17,834
  Rent and office expenses (Note 5)                      58,401        63,232
  Travel and meetings                                    22,247        11,342
  Taxes                                                   2,596         3,423
  Insurance                                                 625         1,517
  Interest                                               61,850        63,149
  Interest to related parties                            59,775        59,776
  Provision for arbitration award (Note 5)              313,612         -
  Other administrative (income) expenses                (4,054)         9,487
- -----------------------------------------------------------------------------
 Total costs and expenses                               900,858       472,006
- -----------------------------------------------------------------------------
Loss before reorganization item                        (414,984)     (199,652)

Reorganization item (Note 1):
  Professional fees                                       4,410         -

- ------------------------------------------------------------------------------
Net loss                                            $  (419,394)   $ (199,652)
- ------------------------------------------------------------------------------
Net loss per common share                           $      (.04)   $     (.02)
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Weighted average number of common shares
   outstanding (Note 2)                               11,838,677    11,734,510
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                                                          LESCARDEN INC.
                                                          (Debtor-in-Posession)

                                          STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                  Convertible
                                 Preferred Stock            Common Stock     Additional
                               Number of  Par Value   Number of   Par Value   Pain-in     Accumulated     Stockholders'
                                Shares     Amount      Shares      Amount     Capital      Deficit         Deficiency
- ----------------------------------------------------------------------------------------------------------------------
Balance at June 1, 1994         92,000     $1,840     11,472,010   $11,472   $10,549,527  $(12,288,350)   $(1,725,511)

Issuance of common stock
 for cash                         -          -           350,000       350        34,650       -               35,000
Issuance of common stock
 warrants in satisfaction of
 an account payable (Note 2)      -          -             -          -           50,000       -               50,000
Net loss                          -          -             -          -             -         (199,652)      (199,652)
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 1995         92,000      1,840     11,822,010    11,822    10,634,177   (12,488,002)    (1,840,163)

Issuance of common stock
 for cash                         -          -            50,000        50         7,450       -                7,500
Issuance of common stock
 warrants in settlement of
 liability to former chairman
 (Note 5)                         -          -              -         -          146,000       -              146,000
Net loss                          -          -              -         -             -         (419,394)      (419,394)
- ------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1996         92,000      $1,840     11,872,010  $11,872   $10,787,627  $(12,907,396)   $(2,106,057)
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------


The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                                                         LESCARDEN INC.
                                                         (Debtor-in-Possession)

                                                        STATEMENT OF CASH FLOWS

Year ended May 31,                                                 1996         1995
- ------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                   $ (419,394)  $ (199,652)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
    Provision for arbitration award                             313,612          -
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                            94,379      (94,379)
      Decrease in inventory                                       3,490       16,962
      Increase in prepaid expenses                              (17,673)
      Increase in trade and other miscellaneous claims           18,000       72,912
      Increase in trade and other miscellaneous claims
       - related parties                                         23,775       41,026
      Decrease in customer deposit                                 -          (13,750)
- --------------------------------------------------------------------------------------
         Net Cash provided by (used in) operating activities     16,189      (176,881)
- --------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                          7,500        35,000
  Repayment of note payable                                     (10,000)          -
- --------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities     (2,500)       35,000
- --------------------------------------------------------------------------------------
Net increase (decrease) in cash                                  13,689      (141,881)

Cash at beginning of year                                        40,246       182,127
- --------------------------------------------------------------------------------------
Cash at the end of year                                        $ 53,935     $  40,246
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------

Supplemental schedule of noncash financing activities:

 Conversion of accounts payable to common stock warrants       $   -       $  50,000
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------
 Issuance of common stock warrants in settlement of liability
  to former chairman                                           $146,000    $   -
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:

  Cash paid during the year for professional fees rendered in
   connection with Chapter 11 proceedings                      $ 16,833    $  0
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                                                         LESCARDEN INC.
                                                         (Debtor-in-Possession)
                                                  NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

On May 7, 1996, Lescarden Inc. (Debtor-in-Possession) (the "Company") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York.
Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in-Possession. These claims are reflected in the May 31, 1996 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Continuation of the Company as a going concern and realization of its assets and liquidation of its liabilities are dependent upon, among other things, the formulation of a confirmed plan of reorganization, which may result in significant adjustments and reclassifications in the amounts reflected as assets, liabilities and shareholders' deficiency in the accompanying financial statements, and the ability to maintain adequate financing along with the achievement of profitable operations.

2.     OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

The Company is engaged in research, testing and development of medications for the control and cure of various diseases and the licensing of its technologies for commercialization by other companies. In its research and testing to date, the Company has discovered and is primarily investigating Catrix<F1> , a complex of mucopolysaccharides derived from bovine cartilage. In addition, during the year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F2>, to a food supplement distributor who in turn sold the material to nutritional food supplement stores in the U.S.

Revenue from royalties and license fees are recorded when the funds are received. Revenue from the product sales is recognized upon shipment of the product.

Research and development costs, including patent costs, are charged to costs and expenses in the year incurred.

Net loss per common share is based upon the weighted average number of common shares outstanding during the year. Stock options, warrants and convertible preferred stock are excluded from the computation of net loss per common share since they would have an antidilutive effect.

Inventory, consisting principally of Catrix<F1> and BIO-CARTILAGE<F2> supplies, is stated at the lower of cost, determined by the first-in, first-out method, or market.

During the year ended May 31, 1995, the Company issued a five-year warrant to purchase 50,000 shares of the Company's common stock at $.40 per share in satisfaction of $50,000 of accounts payable, which represented an amount due for legal services.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from those estimates.

3. NOTES PAYABLE:

At May 31, 1996, the Company had notes payable totaling $1,013,000, with interest at rates ranging between 10% and 13.5% per annum, of which $260,000 is past due and $753,000 is due on December 31, 1996. Of the amounts due on December 31, 1996, $496,000 is payable to principal stockholders or directors. In lieu of payment in cash upon maturity, the holder of certain of the notes may convert the face value of the notes into any security to be offered by the Company at any time prior to the due date of the notes or into a right to receive 5% of the Company's future royalties from topical product sales by any licensee. The holders of these notes have been granted five-year warrants to purchase 2,018,500 shares (763,000 during the year ended May 31, 1995 and none during the year ended May 31, 1996) of restricted common stock at prices ranging from $.25 to $1.50 per share.

4.STOCK OPTIONS AND WARRANTS:

Pursuant to the Company's 1981 incentive and nonqualified stock option plans, as amended, options have been granted to officers and key employees, and to directors, officers, consultants and key employees, respectively, at exercise prices not less than the fair market value at date of grant. Options are generally exercisable at the grant date or at other determinate dates subsequent to the grant date, and expire 5 or 10 years from the date of grant (or from other subsequent dates on which they become exercisable). The two stock option plans expired in November 1991 without affecting any options then outstanding. Changes in incentive and nonqualified stock options granted and outstanding are as follows:


                                                      Exercise Price

                                       Shares         From        To
- -----------------------------------------------------------------------
Balance at June 1, 1995               730,000         $.50        $1.25
Canceled during 1996                  555,000              $1.25
- -----------------------------------------------------------------------
   Balance at May 31, 1996            175,000         $.50         $.75
- -----------------------------------------------------------------------
- -----------------------------------------------------------------------

All of the above options are exercisable at May 31, 1996. No options have been exercised under either plan.

In the year ended May 31, 1993, the Company approved the "1992 Employee Incentive Stock Plan" (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 1996, no options were granted under the 1992 Plan.

The Company has outstanding warrants permitting the holders to purchase shares of its common stock at prices ranging from $.10 to $1.00 per share. The warrants have varying expiration dates to December 21, 2005. Warrants to purchase 5,427,429 common shares were outstanding at May 31, 1996. In the year ended May 31, 1996, warrants to purchase 880,000 common shares were granted, warrants to purchase 937,651 common shares at an exercise price of $.15625 were awarded in arbitration (see Note 5), warrants to purchase 296,200 common shares expired and warrants to purchase 50,000 common shares were exercised at a price of $.15 per share. Warrants are granted at exercise prices not less than the fair market value at the date of grant. The warrants contain restrictions on transfer and require that the underlying shares be acquired solely for investment.

At May 31, 1996, shares of common stock have been reserved as follows:

                                                              Number of
                                                                Shares
- -----------------------------------------------------------------------
Stock option plans                                              175,000
Total warrants outstanding including those specifically
 described in the notes to financial statements               5,427,429
- -----------------------------------------------------------------------

5. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

Rent expense charged to operations for the years ended May 31, 1996 and 1995 amounted to approximately $43,000 and $37,000, respectively.

In March 1993, the Company entered into an operating lease for its executive offices, expiring March 31, 1998. The lease provides for minimum annual rental payments, exclusive of real estate taxes and other operating costs, of $37,000.

At May 31, 1996, the Company was not covered by product liability insurance.

On July 14, 1992, effective as of June 1, 1992, the Company amended a 1985 agreement with its former Chairman. As of such date, the Chairman became a consultant to the Company and resigned as Chairman and as a Director of the Company.

This agreement, which terminates in November 1996, provides for a minimum annual compensation of $75,000 and certain additional forms of compensation, including payments for life insurance premiums, and:

   - the issuance of 100,000 shares of the Company's unregistered common stock;
   - an annual pension of $25,000, commencing upon the termination of services as provided under the agreement or upon death or permanent disability. Pension payments shall be due only in years in which the Company's net worth is in excess of $2,500,000 and pretax profits of $500,000 are achieved. The Company's obligation shall not be satisfied until an aggregate of $500,000 has been paid.

For the years ended May 31, 1996 and 1995, approximately 0% and 11%, respectively, of product sales were made to this former Chairman.

On June 2, 1994, this former Chairman instituted an arbitration proceeding against the Company, pursuant to the terms of his consultancy agreement, asserting that the Company breached the agreement. On September 6, 1995, the arbitrator ruled in favor of this former Chairman. Included in trade and other miscellaneous claims in the accompanying balance sheet at May 31, 1996 is $381,250 awarded to this former Chairman. In addition, the arbitrator ruled that this former Chairman should receive warrants to purchase 937,651 shares of common stock at an exercise price of $.15625 per share, the market value at December 31, 1993. These warrants were awarded in settlement of approximately $146,000 that was owed to this former Chairman at December 31, 1993.

A revised agreement with another former Chairman, which is for a period of 20 years, provides for a minimum annual consultancy fee/pension payment of $25,000 to be paid in any year in which the Company's net worth is in excess of $2,500,000 or pretax profits of $500,000 are achieved. In the event of the death of this former Chairman, any amounts due under this agreement will be payable to his estate.

Additionally, the agreement provides for nonqualified stock options to purchase 100,000 shares of the Company's common stock.

Under the latter two agreements, pension costs cannot be reasonably estimated principally because the conditions required to create a pension liability do not exist at May 31, 1996 and are not anticipated in the foreseeable future.

In June 1982, individuals related to the Company formed the Catrix Research Limited Partnership (the "Partnership").

The Company has entered into two agreements with the Partnership, as follows:

    A. Research Agreement:

       Under the Research Agreement, the Company received $200,000 from the Partnership to perform or cause to be performed research in connection with Catrix<F1> involving several technologies. No further payments to the Company by the Partnership are contemplated under the Research Agreement.

    B. License Agreement:

       Under the License Agreement, the Company assigned to the Partnership (for additional consideration of $25,000) three of its United States patents and one of its United States patent applications. In addition, the Company assigned to the Partnership all foreign patents and patent applications corresponding thereto, together with certain technical information pertaining to Catrix<F1> . The Partnership granted the Company exclusive worldwide licenses to make, use and sell products developed therefrom, subject to the Company's obligation to pay the Partnership three-fourths of 1% of the net sales price of any licensed products manufactured and sold by the Company, plus percentages ranging from 3.125% to 6.25% of any amounts received from any sublicensees of the Company.

       If the Partnership is terminated, dissolved or its assets are liquidated, the Company will have the option to purchase for $25,000 all United States and foreign patents and patent applications transferred by the Company to the Partnership.

       At May 31, 1996, the principal asset of the Partnership consists of the License Agreement described above.

During the year ended May 31, 1990, the Company entered into a license agreement, which was amended, the last amendment occurring on March 16, 1992, with Donell, Inc. ("Donell"). This license agreement gives Donell the right to license, sublicense and sell the Company's Catrix<F1> material for all topical uses in the United States and Canada. The license agreement provided for license fee income of $500,000 through March 1, 1991, 6% royalty for topical Catrix<F1> product sales and an additional 6% royalty on sales commencing on January 1, 1991 until the Company receives additional royalties of $1,000,000 and other royalty arrangements, as defined. In addition, the Company will receive 15% of all consideration paid to Donell whether in the form of a sublicense fee and/or royalties, as defined, for a period of two years from the date when and if royalty payments to Donell actually begin. Royalties and license fee revenue from this agreement amounted to $34,750 and $24,842 for the years ended May 31, 1996 and 1995, respectively.

The term of the license agreement is 25 years with a renewal option for an additional period of 25 years, with the payment of a renewal fee of $1,200,000 as adjusted for the Consumer Price Index.

Upon execution of the license agreement the Company received 300,000 shares of Donell's capital stock representing a then 30% interest in Donell. This stock was determined to have no value and, accordingly, no investment has been recorded in the accompanying balance sheet. In addition, audited financial information for Donell is currently not available since Donell does not prepare audited financial statements.

For the years ended May 31, 1996 and 1995, approximately 6% and 7%, respectively, of the Company's product sales were to Donell.

During the year ended May 31, 1995, the Company entered into a worldwide, 15-year license agreement with Orphan Medical, Inc. ("Orphan"). This license agreement gives Orphan the right to develop Catrix<F1> , in powder form only, for topical wound healing purposes. Orphan is required to purchase the Catrix<F1> it may require, pursuant to the terms of the license agreement from the Company. The license agreement provides for $50,000 to be received by October 1999, provided a New Drug Application ("NDA") is obtained from the FDA. In addition, the Company will receive a royalty of 6% on all of Orphan's net annual sales, as defined, up to $1,000,000, and 5% on all of Orphan's net annual sales over $1,000,000, once an NDA is obtained. During the years ended May 31, 1996 and 1995, the Company received $7,500 and $5,000, respectively, which is included in royalties and other in the accompanying statement of operations.

6. STOCKHOLDERS' DEFICIENCY:

The convertible preferred stock has a preference upon liquidation of $1.50 per share; is convertible, at the option of the holder, into one share of the Company's common stock, for each share of preferred stock; and is callable, at the option of the Company, at such time as its net worth exceeds $3,000,000, for $1.50 per share. Additionally, holders of preferred stock are entitled to vote for directors of the Company on a one-share/one-vote basis.

7. INCOME TAXES:

The Company has net operating loss carryforwards of approximately
$10,300,000 available to reduce future taxable income which expire in various years through 2011.

In addition, the Company has a tax credit carryforward, from research activities, of approximately $335,000, which expires in various years through 2000.

The utilization of the net operating loss carryforward may be limited as a result of cumulative changes in the Company's stock ownership.

Deferred income taxes reflect the impact of "temporary differences" between the bases of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss and tax credit carryforwards, the Company has recorded a valuation allowance for the entire deferred tax asset. Estimated deferred tax assets are comprised of the following at May 31, 1996:

Net operating loss carryforwards                                 $ 3,500,000
Tax credits                                                          335,000
- -----------------------------------------------------------------------------
Gross deferred tax assets                                          3,835,000
Valuation allowance                                               (3,835,000)
- -----------------------------------------------------------------------------
   Net deferred tax assets                                       $     -0-
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

<F1>
A registered trademark of Lescarden Inc.
</F1>
<F2>
A trademark of Lescarden Inc.
</F2>