Form 10QSB
period 1996-08-31
LESCARDEN INC
filed 1996-10-11
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

          Form 10-QSB - Quarterly or Transitional Report
          (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended August 31, 1996.

[   ] Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _____________to____________

Commission file number 0-10035

                               LESCARDEN, INC.
           -----------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

        New York                                          13-2538207
------------------------------                          -------------------
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

420 Lexington Avenue, New York Suite 2025                   10170
-----------------------------------------               -------------------
(Address of principle executive offices)                  (Zip Code)

Issuer's telephone number (212) 687-1050


______________________________________________________________________.
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                              Outstanding at August 31, 1996
---------------------------                ------------------------------
Common Stock $.001 par value                        11,872,010


                          LESCARDEN INC.
                      (Debtor-In-Possession)
                                                   (Unaudited)
                     CONDENSED BALANCE SHEET
                     -----------------------
                          AUGUST 31, 1996
                          ---------------
                              ASSETS
                              ------

Current Assets:
     Cash                                            $     1,274
     Accounts receivable                                  25,000
     Inventory                                            11,616
     Prepaid expenses                                        767
                                                          ------
        Total currents assets                             38,657
                                                          ------

       Security Deposit                                    3,080
                                                          ------
           Total Assets                                   41,737
                                                          ------
                                                          ------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
    Accounts Payable and Accrued Expenses                        $    12,000
    Liabilities subject to compromise:
      Trade and other miscellaneous claims                           862,092
      Trade and other miscellaneous claims - related parties         315,509
      Notes payable                                                  517,000
      Notes payable - related parties                                496,000
                                                                   ---------
         Total liabilities                                         2,206,601
                                                                   ---------
                                                                   ---------

Stockholders' Deficiency:
    Convertible Preferred Stock                                        1,840
      Common Stock                                                    11,872
      Additional Paid-In Capital                                  10,787,627
      Accumulated Deficit                                        (12,966,203)
                                                                 ------------
          Stockholder's Deficiency                                (2,164,864)
                                                                 ------------

           Total Liabilities and Stockholders' Deficiency          $  41,737
                                                                 ------------
                                                                 ------------


                          LESCARDEN INC.
                      (Debtor-in-Possession)
                                                                  (Unaudited)
                CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------

                                                For the Three Months Ended
                                                       August 31,
                                                --------------------------

                                                   1996            1995
                                                   ----            ----


Total Revenues                               $   25,121       $ 237,399
                                             ----------       ---------
Costs and Expenses:
   Cost of Product Sales                              -          74,387
   Salaries - Officer                            25,222          24,000
   Salaries - Office                              3,440           4,509
   Professional Fees and Consulting              32,936          20,942
   Research and Development                       2,524           1,822
   Rent and Office Expenses                      14,760          15,043
   Travel and Meetings                                -           4,194
   Taxes - Other                                  1,316           1,441
   Insurance                                        103               5
   Interest                                           -          15,787
   Interest to Related Parties                        -          14,944
   Other Administrative Expenses                  3,627           3,280
                                             ----------       ---------

      Total Costs and Expenses                   83,928         180,354
                                             ----------       ----------

      Net Income (Loss)                        $(58,807)        $ 57,045
                                              ----------      ----------
                                              ----------      ----------

      Net Income (Loss) Per Share                   $.00          $(.00)
                                                    ----          ------
                                                    ----          ------

Weighted Average Number of
  Common Shares Outstanding                   11,872,010      11,822,010
                                              ----------      ----------
                                              ----------      ----------

                             LESCARDEN INC.
                         (Debtor-in-Possession)                    (Unaudited)
                  CONDENSED STATEMENTS OF CASH FLOWS

                                                   For the Three Months Ended
                                                           August 31,
                                                   --------------------------

                                                           1996          1995
Cash Flows Provide By (Used In) Operations:

     Net Income (Loss)                                $ (58,807)    $  57,045
     Adjustments to reconcile net income (loss)
       to net cash used by operations:
     Changes in operating assets and liabilities:
          Decrease  in inventory                          2,240         2,100
          (Increase) decrease in accounts receivable    (25,000)        4,139
          Decrease in prepaid expenses                   16,906             -
          Increase in accounts payable and
             accrued expenses                            12,000        22,822
          (Decrease) increase in accounts payable and
      accrued expenses-related parties                        -           (56)
                                                      ---------     ----------

     Net Cash Provided By (Used In) Operations          (52,661)       86,050
                                                      ---------     -----------

Increase (Decrease) in Cash                             (52,661)        86,050

Cash- Beginning of Period                                53,935         40,246
                                                      ---------     -----------

Cash - End of Period                                   $  1,274      $ 126,296
                                                      ---------     -----------

                         LESCARDEN INC.                (Unaudited)
                      (Debtor-in-Possession)

                  NOTES TO FINANCIAL STATEMENTS
                  -----------------------------
                         August 31, 1996
                         --------------

Note 1 - General:

     The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.

     During the interim period the Company has continued as Debtor-in-Possession under Chapter 11 of the U.S. Bankruptcy code.

     The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

                          LESCARDEN INC.
                      (Debtor-in-Possession)

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
   -----------------------------------------------------------

Results of Operations
---------------------

Overview
--------
     Since its inception the Company has primarily devoted its resources to fund research, drug discovery and development. In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F2>, to a food supplement distributor for sale through nutritional food supplement stores in the U.S. The Company has sustained net losses of approximately $13 million from inception to August 31, 1996. The Company has primarily financed its research and development activities through a public offering of Common
Stock, private placements of debt and equity securities and in recent years, revenues from license fees and product sales. On May
7, 1996, the Company filed a petition for reorganization under Chapter 11 of the U.S. bankruptcy code and continues as Debtor-in-Possession.

Three Months ended August 31, 1996 compared to August 31, 1995.

     The Company generates revenues primarily by selling
BIO-CARTILAGE<F2> and Catrix<F1> and from royalties and license fees.

     The Company's revenues decreased in the quarter ended August
31, 1996 from the comparative period of 1995 primarily due to sales of BIO-CARTILAGE<F2> to food supplement distributors, for sale through nutritional food supplement stores in the U.S., in the quarter ended August 31, 1995 as compared to no such sales in the quarter ended August 31, 1996. The Company's revenues in the quarter ended August 31, 1996 include $25,000 of license fees from Orphan Medical Inc. ("Orphan") Orphan is developing the Company's proprietary bovine cartilage material, CATRIX<F1> , in powder form only, for topical wound healing purposes. Total costs and expenses during the three months ended August 31, 1996 were 53% lower than those of the comparative period of the prior year principally due to the cost of product sales related to sales of BIO-CARTILAGE<F2> in the quarter ended August 31, 1995 and the absence of interest expense on the Company's Notes payable in the quarter ended August 31, 1996 in accordance with accounting rules for Company's operating under Debtor-In-Possession.

Liquidity and Capital Resources
-------------------------------
Overview
--------

     The Company has had losses from operations in each of the five years ended May 31, 1996. This trend may continue in the foreseeable future. Working capital has been provided since the Company's inception primarily from the sale of equity securities or from borrowings from its officers, directors and shareholders and from outside investors, and in recent quarters, from revenues from licensing fees and product sales.

Present Liquidity
-----------------
     The Company's present liquidity position is critical. As of August 31, 1996 the Company's total liabilities exceeded its total assets by, $2,164,864. The Company will require additional product sales or funding during, or shortly after, the fiscal quarter, ending November 30, 1996, to sustain its operations.

     As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 1996 of ($419,394), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Company's Financial Statements as of May 31, 1995 and 1996 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

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

     The Company plans to continue to implement plans to sell BIO-CARTILAGE<F2> to the over-the- counter food supplement market and may also introduce a second product in the same marketplace in the near future. If successful, the Company may increase cash flow in order to allow the Company to continue to meet its obligations and sustain its operations.

     The Company has no material commitments for capital expenditures at August 31, 1996.

<F1>
A registered trademark of Lescarden Inc.
</F1>
<F2>
A trademark of Lescarden Inc.
</F2>

                          LESCARDEN INC.
                      (Debtor-in-Possession)

                   Part II - Other Information
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits: EX-27.

     (b)   Reports on Form 8-K: There were no reports on Form 8-K
filed for the three months ended   August 31, 1996.

                        INDEX TO EXHIBITS

27- Financial Data Schedule

                            Signatures
                            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                LESCARDEN INC.
                                --------------
                                (Registrant)




Date: October 11, 1996        s/Gerard A. Dupuis
                              Gerard A. Dupuis
                              Chairman of the Board
                              Chief Executive Officer