Form 10QSB
period 1996-11-30
LESCARDEN INC
filed 1996-12-24
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

          Form 10-QSB - Quarterly or Transitional Report
          (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended November 30, 1996.

[   ] Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from____________  to _________________


Commission file number 0-10035

                               LESCARDEN, INC.
   -------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

          New York                                        13-2538207
------------------------------                          ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

420 Lexington Avenue, New York Suite 2025                     10170
-----------------------------------------               ------------------
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
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                      Outstanding at November 30, 1996
----------------------------           --------------------------------
Common Stock $.001 par value                    11,872,010



                             LESCARDEN INC.
                        (Debtor-In-Possession)
                                                 (UNAUDITED)
                        CONDENSED BALANCE SHEET
                        -----------------------
                           NOVEMBER 30, 1996
                           -----------------
                                ASSETS

Current Assets:
     Cash                                                       $   24,692
     Inventory                                                      10,832
                                                                ----------
         Total currents assets                                      35,524
                                                                ----------
       Security Deposit                                              3,080
                                                                ----------
         Total Assets                                           $   38,604
                                                                ----------
                                                                ----------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
    Accounts Payable and Accrued Expenses                       $   37,366
    Warrants subscription payable                                   60,000
    Liabilities subject to compromise:
      Trade and other miscellaneous claims                         862,092
      Trade and other miscellaneous claims - related parties       319,509
      Notes payable                                                517,000
      Notes payable - related parties                              496,000
                                                                ----------
            Total liabilities                                    2,291,967
                                                                ----------
Stockholders' Deficiency:
    Convertible Preferred Stock                                      1,840
      Common Stock                                                  11,872
      Additional Paid-In Capital                                10,787,627
      Accumulated Deficit                                      (13,054,702)
                                                               ------------
            Stockholder's Deficiency                            (2,253,363)
                                                               ------------
           Total Liabilities and Stockholders' Deficiency       $   38,604
                                                               ------------
                                                               ------------

                          LESCARDEN INC.
                      (Debtor-in-Possession)
                                                   (UNAUDITED)
                CONDENSED STATEMENTS of OPERATIONS
                ----------------------------------


                                     For the Three Months        For the Six Months
                                     Ended November 30,          Ended November 30,
                                     --------------------        ------------------
                                      1996           1995          1996       1995
                                      ----           ----          ----       ----

Total Revenues                      $ 2,004      $ 180,622      $ 27,125   $418,021
                                    -------      ---------      --------   --------

Costs and Expenses:
 Cost of Product Sales                  -           58,309          -       132,696
 Salaries - Officer                  26,786         24,000        52,008     48,000
 Salaries - Office                    1,885          1,244         5,325      5,753
 Professional Fees and Consulting    38,673         35,963        71,609     56,905
 Research and Development             1,288          3,129         3,812      4,951
 Rent and Office Expenses            16,975         15,285        31,735     30,328
 Travel and Meetings                    925         11,388           925     15,582
 Taxes - Other                          -            1,291         1,316       2,732
 Insurance                            1,200            205         1,303         210
 Interest                               -           15,787           -        31,574
 Interest to Related Parties            -           14,944           -        29,888
 Other Administrative Expenses        2,771          2,760         6,398       6,040
                                    -------        ------        ------      -------
 Total Costs and Expense             90,503        184,305       174,431     364,659
                                  ----------      ---------   -----------  ---------
 Net Loss                         $ (88,499)      $ (3,683)   $ (147,306)  $  53,362
                                  ----------      ---------   -----------  ---------
                                  ----------      ---------   -----------  ---------

 Net Loss Per Share                 $ (.01)         $(.00)        $(.01)      $(.00)


Weighted Average Number of
  Common Shares Outstanding      11,872,010     11,822,010    11,872,010  11,822,010
                                 ----------     ----------    ----------  ----------
                                 ----------     ----------    ----------  ----------


                           LESCARDEN INC.
                      (Debtor-in-Possession)
                                                     (UNAUDITED)
                   CONDENSED STATEMENTS OF CASH FLOWS
                   ---------------------------------

                                                        For the Six Months Ended
                                                             November 30,
                                                        ------------------------
                                                              1996         1995
                                                              ----         ----

Cash Flows Provided By (Used in) Operations:
     Net Income (Loss)                                  $ (147,306)    $ 53,362
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
      Changes in operating assets and liabilities:
         (Increase) in accounts receivable                    -         (54,326)
          Decrease in inventory                              3,024        3,465
          Increase in customer deposits                       -           8,750
         Decrease (Increase) in prepaid expenses            17,673       (7,500)
          Increase in accounts payable
             and accrued expenses                           37,366       52,629
          Increase in accounts payable
             and accrued expenses - related parties           -           8,888
                                                          ---------    --------
     Net Cash Provided By (Used In) Operations             (89,243)      65,268
                                                          ---------    --------

Cash Flows Provided By Financing Activities:
  Proceeds from warrants subscription payable               60,000          -
                                                          --------     --------
  Cash Provided by Financing Activities                     60,000          -
                                                          --------     --------
(Decrease) Increase in cash                                (29,243)      65,268

Cash- Beginning of period                                   53,935       40,246
                                                          --------    ---------
Cash - End of period                                      $ 24,692    $ 105,514
                                                          --------    ---------
                                                          --------    ---------

                          LESCARDEN INC.
                      (Debtor-in-Possession)
                                                       (UNAUDITED)
                  NOTES TO FINANCIAL STATEMENTS

                        November 30, 1996

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

                          LESCARDEN INC.
                      (Debtor-in-Possession)

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
   -----------------------------------------------------------

Results of Operations
---------------------
Overview
--------
     Since its inception the Company has primarily devoted its resources to fund research, drug discovery and development. In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F2>, to a food supplement distributor for sale through nutritional food supplement stores in the U.S. The Company has sustained net losses of approximately $13 million from inception to November 30, 1996. The Company has primarily financed its research and development activities through a public offering of Common
Stock, and private placements of debt and equity securities and in recent years, revenues from license fees and product sales. On
May 7 1996, the Company filed a petition for reorganization under Chapter 11 of the U.S. bankruptcy code and continues as Debtor-in-Possession.

Three months and six months ended November 30, 1996 compared to three months and six months ended November 30, 1995.
----------------------------------------------------

     The Company generates revenues primarily by selling
BIO-CARTILAGE<F2> and Catrix<F1> and from royalties and license fees.

     The Company's revenues decreased in the quarter and six months ended November 30, 1996 from the comparative periods of 1995 primarily due to sales of BIO-CARTILAGE<F2> to food supplement distributors, for sale through nutritional food supplement stores in the U.S., in the quarter and six months ended November 30, 1995 as compared to no such sales in the quarter and six months ended November 30, 1996. Total costs and expenses during the three and six months ended November 30, 1996 were 51% and 52% lower than those of the comparative periods of the prior year, respectively. The decreases were principally due to the cost of product sales related to sales of BIO-CARTILAGE<F2> in the quarter and six months ended November 30, 1995 and the absence of interest expense on the Company's Notes payable in the quarter and six months ended
November 30, 1996 in accordance with accounting rules for Company's operating under Debtor-In-Possession.

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

Present Liquidity

     The Company's present liquidity position is critical. As of November 30, 1996 the Company's total liabilities exceeded its total assets by $2,253,363. The Company will require additional product sales or funding, during the current fiscal quarter ending February 28, 1997, to sustain its operations.

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

     The Company's Chapter XI proceeding is in progress and a Creditor's Committee of seven is in place. The Company intends to propose a fair reorganization plan during the quarter ending February 28, 1997 and to submit the plan to all creditors and shareholders for approval. It is reasonable to anticipate that the company may be discharged from bankruptcy around the end of February 1997. Assuming acceptance of the reorganization plan, upon discharge, the Company's balance sheet would reflect no significant debt.

     The Company plans to continue to implement plans to sell BIO-CARTILAGE<F2> to the over-the-counter food supplement market and may also introduce a second product in the same marketplace in the near future. If successful, the Company may increase cash flow in order to allow the Company to continue to meet its obligations and sustain its operations. The Company also plans to obtain a modest amount of short-term financing from certain of its stockholders.

     The Company has no material commitments for capital expenditures at November 30, 1996.

<F1>
A registered trademark of Lescarden Inc.
</F1>
<F2>
A trademark of Lescarden Inc.
</F2>

                          LESCARDEN INC.
                       (Debtor-in-Possession)

                    Part II - Other Information
                    ---------------------------
Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     (a) Exhibits: EX-27

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 1996.

                        INDEX TO EXHIBITS

27-Financial Data Schedule

                            Signatures
                            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         LESCARDEN INC.
                         --------------
                         (Registrant)





Date: December 24, 1996  s/Gerard A. Dupuis
                         Gerard A. Dupuis
                         Chairman of the Board
                         Chief Executive Officer