Form 10QSB
period 1997-02-28
LESCARDEN INC
filed 1997-04-08
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

          Form 10-QSB - Quarterly or Transitional Report
          (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the quarterly period ended February 28, 1997.

[   ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the transition period from ____________  to _____________

Commission file number 0-10035

                          LESCARDEN, INC.
-------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

        New York                                         13-2538207
------------------------------                        -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

420 Lexington Avenue, New York Suite 2025                   10170
-----------------------------------------             -------------------
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
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                        Outstanding at February 28, 1997
----------------------------             --------------------------------
Common Stock $.001 par value                      12,491,010


                          LESCARDEN INC.
                      (Debtor-In-Possession)
                                              (UNAUDITED)
                    CONDENSED BALANCE SHEET
                    -----------------------
                        February 28, 1997
                        -----------------

                              ASSETS
Current Assets:
     Cash                                                       $   83,933
     Inventory                                                       9,488
                                                                ----------
            Total currents assets                                   93,421
                                                                ----------
       Security Deposit                                              3,080
                                                                ----------
           Total Assets                                         $   96,501
                                                                ----------
                                                                ----------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
    Accounts Payable and Accrued Expenses                       $   57,038
    Stock subscriptions payable                                     20,000
     Liabilities subject to compromise:
        Trade and other miscellaneous claims                       862,092
        Trade and other miscellaneous claims - related parties     319,509
         Notes payable                                             517,000
         Notes payable - related parties                           496,000
                                                                ----------
            Total liabilities                                    2,271,639
                                                                ----------

Stockholders' Deficiency:
    Convertible Preferred Stock                                      1,840
      Common Stock                                                  12,491
      Additional Paid-In Capital                                10,932,008
      Accumulated Deficit                                      (13,121,477)
                                                               -----------
          Stockholder's Deficiency                              (2,175,138)
                                                               -----------
           Total Liabilities and Stockholders' Deficiency       $   96,501
                                                               -----------
                                                               -----------


                          LESCARDEN INC.
                      (Debtor-in-Possession)
                                                  (UNAUDITED)
                CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------

                                       For the Three Months        For the Nine Months
                                       Ended February 28,          Ended February 28,
                                       --------------------        -------------------
                                       1997            1996        1997           1996
                                       ----            ----        ----           ----
Total Revenues                    $  17,627       $  50,172   $  44,752     $  468,193
                                  ---------       ---------   ---------     ----------
Costs and Expenses:
   Cost of Product Sales              5,341           8,923       5,341        141,620
   Salaries - Officer                25,832          24,000      77,840         72,000
   Salaries - Office                  2,492           2,026       7,817          7,779
   Professional Fees and Consulting  29,876          20,772     101,484         77,677
   Research and Development           1,344           5,248       5,156         10,199
   Rent and Office Expenses          14,015          14,104      45,750         44,432
   Travel and Meetings                2,091           5,145       3,017         20,726
   Taxes - Other                          -             130       1,316          2,862
   Insurance                           (511)            305         792            515
   Interest                               -          15,787           -         47,361
   Interest to Related Parties            -          14,944           -         44,832
   Other Administrative Expenses      3,922           2,997      10,320          9,037
                                  ----------     ----------   ----------     -----------
     Total Costs and Expense         84,402         114,381     258,833        479,040
                                  ----------     ----------   -----------    -----------
     Net Loss                     $ (66,775)     $  (64,209)  $(214,081)     $ (10,847)
                                  ----------     -----------  -----------    ----------
                                  ----------     -----------  -----------    ----------
     Net Loss Per Share              $ (.01)         $ (.01)     $ (.02)        $ (.00)
                                     -------         -------     -------        -------

Weighted Average Number of
  Common Shares Outstanding      12,026,760     11,838,677   11,933,910      11,827,566
                                 -----------    -----------  -----------     ----------
                                 -----------    -----------  -----------     ----------


                           LESCARDEN INC.
                      (Debtor-in-Possession)
                                             (UNAUDITED)
                CONDENSED STATEMENTS OF CASH FLOWS
                ----------------------------------

                                                        For the Nine Months Ended
                                                              February 28,
                                                        -------------------------
                                                                1997      1996
                                                                ----      ----

Cash Flows Provided By (Used in) Operations:
     Net (Loss)                                         $  (214,081)      $  (10,847)
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
      Changes in operating assets and liabilities:
          Decrease in accounts receivable                         -           94,379
          Decrease in inventory                               4,368              545
          Decrease (Increase) in prepaid expenses            17,673           (7,500)
          Increase in accounts payable
             and accrued expenses                            57,038           19,672
          Increase in accounts payable
             and accrued expenses - related parties               -           14,832
          Increase in stock subscriptions payable            20,000                -
                                                          ----------        ---------
     Net Cash (Used In) Provided By
      Operations                                           (115,002)         111,081
                                                          ----------        ---------
Cash Flows Provided By Financing Activities:
  Proceeds from exercise of common stock
     purchase warrants                                      145,000            7,500
                                                          ----------        ---------
 Increase in cash                                            29,998          118,581

Cash- Beginning of period                                    53,935           40,246
                                                          ----------       ---------
Cash - End of period                                      $  83,933        $ 158,827
                                                          ----------       ---------
                                                          ----------       ---------

                          LESCARDEN INC.
                          --------------
                      (Debtor-in-Possession)
                                                       (UNAUDITED)
                  NOTES TO FINANCIAL STATEMENTS
                  -----------------------------
                        February 28, 1997
                        -----------------
Note 1 - General:

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

                           LESCARDEN INC.
                           --------------
                     (Debtor-in-Possession)

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
   -----------------------------------------------------------
Results of Operations
---------------------
Overview
--------
     Since its inception the Company has primarily devoted its resources to fund research, drug discovery and development. In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F2>, to a food supplement distributor for sale through nutritional food supplement stores in the U.S. The Company has sustained net losses of approximately $13 million from inception to February 28, 1997. The Company has primarily financed its research and development activities through a public offering of Common
Stock, and private placements of debt and equity securities and in recent years, revenues from license fees and product sales. On May
7, 1996, the Company filed a petition for reorganization under Chapter 11 of the U.S. bankruptcy code and continues as Debtor-in-Possession.

Three months and six months ended February 28, 1997 compared to three months and six months ended February 29, 1996.
--------------------------------------------------------------

     The Company generates revenues primarily by selling
BIO-CARTILAGE<F2> and Catrix<F1> and from royalties and license fees.

     The Company's revenues decreased in the quarter and nine months ended February 28, 1997 from the comparative periods of the prior fiscal year primarily due to lower sales of BIO-CARTILAGE<F2> to food supplement distributors, for sale through nutritional food supplement stores in the U.S. Total costs and expenses during the three and nine months ended February 28, 1997 were 26% and 46% lower than those of the comparative periods of the prior year, respectively. The decreases were principally due to lower costs of product sales related to sales of BIO-CARTILAGE<F2> in the nine months ended February 28, 1997 and the absence of interest expense on the Company's Notes payable in the quarter and nine months ended
February 29, 1997 in accordance with accounting rules for Company's operating under Debtor-In-Possession.

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

Present Liquidity
-----------------
     The Company's present liquidity position is critical. As of February 28, 1997 the Company's total liabilities exceeded its total assets by $2,175,138. The Company will require additional product sales or funding during, or shortly after the end of, the current fiscal quarter ending May 31, 1997, to sustain its operations.

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

     The Company's Chapter XI proceeding is in progress and a Creditor's Committee of seven is in place. The Company proposed a reorganization plan during the quarter ending February 28, 1997 and has submitted the plan to all creditors and shareholders for approval. It is reasonable to anticipate that the company may be discharged from bankruptcy around the end of April 1997. Assuming acceptance of the reorganization plan, upon discharge, the Company's balance sheet would reflect no significant debt.

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

     The Company has no material commitments for capital expenditures at February 28, 1997.

<F1>
A registered trademark of Lescarden Inc.
</F1>
<F2>
A trademark of Lesarden Inc.
</F2>

                          LESCARDEN INC.
                          --------------
                   Part II - Other Information
                   ---------------------------
Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
          (a) Exhibits: EX-27

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended February 28, 1997.

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





                         LESCARDEN INC.
                         --------------
                         (Registrant)




Date: April 8, 1997      s/Gerard A. Dupuis
                         Gerard A. Dupuis
                         Chairman of the Board
                         Chief Executive Officer