Form 10KSB
period 1997-05-31
LESCARDEN INC
filed 1997-08-28
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                           Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 1997
                          ------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No fee required]

For the transition period from _____________ to____________

Commission file number 0-10035

                         LESCARDEN INC.
 ----------------------------------------------------------------
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

Issuer's telephone number (212) 687-1050
                          --------------
Securities registered under Section 12(b) of the Act: None
                                                      ----
Securities registered under Section 12(g) of the Act:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]




Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ ]

Issuers revenues for its most recent fiscal year were $ 44,759.

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on July 3, 1997 was approximately
$ 8,900,492.

The number of shares of registrant's Common Stock outstanding as of July 3, 1997 was 15,882,218.

            DOCUMENTS INCORPORATED BY REFERENCES: None

Transitional Small Business Disclosure Format (Check one): Yes
: No X

                                  PART I


ITEM 1. BUSINESS
        --------
          The Company's present liquidity position must be viewed as critical. The successful conclusion of the Company's Chapter XI proceeding contributed significantly to the continued improvement of the Company's financial soundness (See Item 3. Legal Proceedings). And, despite greatly reduced food supplement sales during this fiscal year, the Company's remains hopeful that sales of its food supplement materials may be sufficient to allow the Company to continue to meet its obligations and sustain its operations for the near term. Moreover, the Company may receive certain license fees in the near term which would also alleviate the situation somewhat.

          During the fiscal year ended May 31, 1997, the Company continued sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1>, to food supplement distributors for sale through nutritional food supplement stores in the U.S. In addition the Company introduced a second food supplement product called POLY-Nag<F2>. If these initial incursions into the nutritional food supplement market are successful, it would further provide the much needed revenue to finance continuing operations. (See Item 6. Management's Discussion and Analysis or Plan for Operations).

          Moreover, Lescarden Inc. continues to develop and seek government approval to market and sell its proprietary Catrix<F1> material, a cartilage derived therapeutic agent which the Company believes has demonstrated promising results in the treatment of metastatic renal cell cancer (as well as certain other diseases). The therapeutic effects of Catrix<F1> were discovered by one of the Company's founders in connection with the treatment of various human malignancies, the healing of surgical wounds and the control of tissue inflammation.

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

          On completion of Phase II and subsequent Phase III trials, the Company intends to submit a New Drug Application
("NDA") to the FDA and New Drug Submission ("NDS") to the HPB for approval to market and commercially ship Catrix<F1> for the treatment of metastatic renal cell cancer. The Company anticipates that the NDA and NDS will be filed in approximately four to five years. Approval by the FDA and HPA may require an additional one to three years, although the FDA and HPB can accelerate the process.

          As part of the FDA and HPB approval process, the Company may be required to do additional laboratory research into the molecular composition of the active fractions of Catrix<F1> . Results of this research will assist the Company in developing standardized manufacturing and production processes. In addition, chemically modified versions of the isolated active fractions may prove to have additional therapeutic effects.

          In 1994, the Company licensed Orphan Medical Inc. to seek FDA approval for the use of pure Catrix<F1> powder in treating decubitus ulcers (the pressure sores experienced by some diabetics and the chronically bed-ridden). Current treatment for these lesions involves improved hygiene, nutrition and nursing care. The Company believes that the ability to provide an active agent to accelerate the healing process represents a clear business opportunity in a significant market with a demonstrated need for a more effective therapy. In early 1997, Orphan sought and was granted expanded rights to use Catrix<F1> in all topical formulations other than cosmetic products.

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

          In pursuit of this therapeutic application, the Company granted a license in October 1994, to Orphan Medical Inc. of Minnetonka, Minn. The license entitles Orphan to use Catrix<F1> powder in clinical trials and assessing its efficacy in the treatment of wounds. In August 1996 Orphan filed a 510(k) device application with the FDA and the FDA approved the application in December 1996. Orphan intends to conduct Phase II/III human wound healing clinical trials 1997. Under the license agreement, Orphan is required to pay Lescarden certain license fees, and upon securing marketing approval from the FDA, to pay a royalty on all sales and to purchase all Catrix<F1> powder from the Company. Moreover, in early 1997, Orphan initiated talks with the Company seeking expanded topical formulations rights for Catrix<F1> which resulted in an amendment to the parties' 1994 license agreement.

Pre-Clinical Studies of Catrix<F1>.

          During the 1970's, the Company conducted a wide range of pre-clinical laboratory and animal studies to assess the potential safety and efficacy of Catrix<F1> . These studies included the following: Acute Oral Toxicity (rats); Acute Subcutaneous Toxicity
(mice): Acute Dermal Toxicity (rabbits): 18-Month Chronic Toxicity and Carcinogenicity Study (mice); 2-Year Chronic Toxicity and Carcinogenicity (rats); 14 week Chronic Toxicity Study (dogs); Per cutaneous Toxicity (guinea pigs); Dental Wound Healing (rats); Dental Wound Healing (dogs); and Irritation and Sensitization of Human Skin by Catrix<F1> .

          The results of these studies were submitted to the FDA and HPB as part of the Company's application for an IND exemption, approval of which is required prior to the commencement of human clinical trials. In 1985, the FDA granted the Company's request for an IND exemption for the application of Catrix<F1> in the treatment of Scleroderma, a rare skin disease. Shortly thereafter, the IND exemption was expanded to include the application of Catrix<F1> for various forms of cancer, including metastatic renal cell cancer.

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

          The Montreal Study. In the Montreal study initially, twenty-four patients with metastatic renal cell cancer were started on a protocol regimen of two weeks of Catrix<F1> -S followed by long term treatment with Catrix<F1> capsules. More recent patient admissions into this study have eliminated the Catrix<F1> -S administration and patients are treated with Catrix<F1> capsules only. All of the patients in this study were prior clinical failures under the original therapy (i.e. surgery, radiation and chemotherapy) and were at various stages of serious disabilities from their cancer. Initially, three of these patients experienced remission (two partial and one complete) and continued to receive Catrix<F1> . No adverse effects were noted. The other twenty one patients did not respond to Catrix<F1> and have either died or are now being treated by conventional therapy. There is currently only one patient on study and the disease is considered relatively stable. There has been no evidence of any toxic side effects of Catrix<F1> in any patient.

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


          "Ten of the 22 valuable pts were not
          previously treated with any systemic therapy;
          all 3 responders (and 1 SD) occurred in the subset of untreated pts. Lungs were the major site of response with disappearance of lesions
          (2) and >50% shrinkage (1); minor responses noted in liver (1) and kidney (1). Duration of response is 30+ months (mos), 12+ mos and 6+ mos in the 3 PRs. Toxicity was mild (Grade
          I) and included dysgeusia (8), fatigue (3), dyspepsia (2), nausea (2), fever (2), dizziness (1), and scrotal edema (1). Our results suggest that Catrix<F1> is very well tolerated and may be active in previously untreated pts with metastatic renal cell carcinoma. Further accrual of patients is warranted." [Initials mean: pts.= patients.
          SD= stable disease; mos.= months; PR= partial response].

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

     Trials Involving Decubitus Ulcers

          Given the FDA's approval of Orphan's 510(k) application for the use of Catrix<F1> in wound treatment the drug could be marketed presently. However, Orphan has determined that a relatively small human clinical trial should be conducted potentially allowing for the making of expanded therapeutic claims. Such a trial is underway at this writing.

     Laboratory Studies

          As part of the FDA and HPB approval process, the Company may be required to do additional laboratory research into the molecular composition of the active fractions of Catrix<F1> . Significant progress has been made in this regard by consultants working under contract with the company. Results of this research will assist the Company in developing standardized manufacturing and production processes. In addition, chemically modified versions of the isolated active fractions may prove to have additional therapeutic effects.

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

          Many cancer investigators today believe that human cancers escape early detection by the body's self/non-self detection system (the immune system) and in some ways continue to evade detection up to the time of death of the host. The Company believes that Catrix<F1> exerts important beneficial effects on the body's immune system. It may heighten the body's awareness of cancer cells (through stimulation of the immune system) and allow the body's own defenses to defeat the progression of the disease. This effect on the immune system, combined with the direct anti-mitotic effect of Catrix<F1> , forms the basis of the Company's understanding of how Catrix<F1> may work in the treatment of human cancers.

          Several of the Company's specific laboratory research projects conducted at Battelle Columbus Laboratories relating to cancer conclude that there are low molecular weight components of Catrix<F1> which are anti-mitotic, that is, relatively small components in Catrix<F1> that prevent cell replication. Further results indicate that certain higher molecular weight components of Catrix<F1> have a significant effect on many segments of the body's immune system. The results of these later investigations have been published in the Journal of Biological Response Modifiers.

          Another development involves the identification by outside investigators of a pure protein found in human renal cell cancer cells which is present in concentrations inversely proportional to the intensity of the patient's disease. That is, the protein diminishes as the severity of the disease increases. This protein is found in Catrix<F1> and in abundance in many normal cells in humans and animals, including, bovine tracheal cartilage. The Company intends to assess the quantity of this protein in Catrix<F1> .

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

          Under the Drug Competition and Patent Term Restoration Act of 1984, a product patent or method of treatment patent with a 17-year period of enforce ability covering a drug or biological product may be extended for up to five years under certain circumstances to compensate the patent holder for the time required for FDA regulatory review of the product. The benefits are only available to the first approved use of the active ingredient in a drug or biological product and may only be applied to one patent per drug per product. This law also establishes a period of time following FDA approval of certain NDA's during which the FDA may not accept or approve abbreviated applications for generic versions of the drug from other sponsors. However, there can be no assurance that the Company will be able to take advantage of either the patent term extension of marketing exclusivity provisions of this law.

Raw Materials and Manufacturing.

          Catrix<F1> is manufactured for the Company by Intergen Biomanufacturing Corporation, located in Toronto, Canada ("Intergen"). Intergen is an FDA-approved pharmaceutical manufacturing facility. At the present time, the only FDA approved manufacturer of the Company's drug is Intergen, although the Company is investigating alternative sources to the point where sample manufacturing has commenced. The Company's food supplement cartilage material, BIO-CARTILAGE<F1> , and its POLY-Nag are manufactured in the United States and an additional manufacturer is being developed in the Western Pacific Area.

          Raw Materials. Catrix<F1> is prepared from animal cartilage tissue. The most accessible and easily processed source is bovine tracheas collected from normal healthy beef cattle, subsequent to slaughter. Tracheas are cleaned, flash frozen and delivered to qualified pharmaceutical manufacturing facilities.

          Regulatory Review. All Catrix<F1> and production procedures have been submitted in extensive detail to both the FDA and the HPB, and accepted as part of the review of the Company's official submissions with respect to studying Catrix<F1> in patients.

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

Human Resources.

          Employees and Consultants.

          At August 1, 1997, the Company had one full time employee and retains several consultants to assist in the administration of the Company and coordinating its ongoing research and clinical trials.
          Scientific Advisory Board.

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

Item 2. Properties
        ----------
          The Company owns no real property. Its executive offices in New York City, occupying approximately 1,500 square feet, are leased for a term ending on March 31, 1998. Management considers that its leased premises are well maintained and sufficient for its present operations and that when its current lease expires it will be able to lease office space on acceptable terms.

Item 3. Legal Proceedings
        -----------------
          In May of 1996 the Company's Board of Directors determined that given the then pendancy of certain litigation which had been reduced to judgment unfavorable to the Company, the Company's survival required the filing of a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Such a filing was made in May 1996. Upon completion of all necessary formalities, in May 1997, the U.S. Bankruptcy Court for the Southern District of New York approved the Company's Disclosure Statement and incorporated Reorganization Plan thus concluding the bankruptcy proceeding.

     The essential nature of the reorganization plan consisted of the exchange of all pre-petition unsecured debt for the Company's common stock. As of this writing such exchange of debt for common stock has been essentially completed and is fully reflected in the financial reports which are an integral part of this annual report.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
          None

                             PART II



Item 5. Market for Common Equity and Related Stockholder Matters
        --------------------------------------------------------
                    The Common Stock of the Company is traded in the over-the counter market under the symbol "LCAR". The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock as reported by the National Quotation Bureau.

Fiscal Year Ending May 31, 1997              High      Low

Fourth Quarter                                .72      .58
Third Quarter                                 .78      .30
Second Quarter                                7/16     .20
First Quarter                                 3/8      3/16

Fiscal Year Ending May 31, 1996

Fourth Quarter                               11/16     1/4
Third Quarter                                  5/8     1/8
Second Quarter                               17/32     1/16
First Quarter                                11/32     1/16



          On July 3, 1997 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $.80. As of May 31, 1997 there were 567 holders of record of the Company's
Common stock.

Item 6.  Management's Discussion and Analysis of Operations
         --------------------------------------------------
Results of Operations

Overview
          Since its inception, the Company has primarily devoted its resources to fund research, drug discovery and development.
In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1> , to a food supplement distributor for sale through nutritional food supplement stores in the U.S. The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $13.3 million from inception to May 31, 1997. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

     On May 7, 1996 the Company filed a Chapter XI Petition for Re-organization with the United States Bankruptcy court for the Southern District of New York. This action was precipitated by a decision of the New York State Supreme Court, New York County, which confirmed an arbitration award against the Company for monetary damages in excess of the Company's liquid assets. On May 14, 1997 the United States Bankruptcy Court for the Southern District of New York signed an Order confirming the Company's Plan of Reorganization, thus concluding the voluntary bankruptcy proceeding on that date. See Item 3. - Legal Proceedings).

Fiscal year ended May 31, 1997 compared to May 31, 1996

          The Company generates revenues primarily by selling BIO-CARTILAGE<F1> and Catrix<F1> and from royalties and license fees.

          The Company's revenues decreased in the year ended May
31, 1997 from the comparative prior fiscal year primarily due to lower sales of BIO-CARTILAGE<F1> to food supplement distributors, for sale through nutritional food supplement stores in the U.S. Total costs and expenses during the year ended May 31, 1997 were 57% lower than those of the comparative prior year. The decrease was principally due to lower costs of product sales related to the sales of BIO-CARTILAGE<F1> in the year ended May 31, 1997 and the absence of interest expense on the Company's Notes payable in the year ended May 31, 1997 in accordance with accounting rules for Company's operating under Debtor-In-Possession.

Liquidity and Capital Resources.

Overview

          The Company has had losses from operations in each of the five years ended May 31, 1997. This trend may continue in the foreseeable future. Working capital has been provided since the Company's inception primarily from the sale of equity securities, from borrowings (from its officers, directors, and shareholders and from outside investors), and in recent years, from revenues from licensing fees and product sales.

Present Liquidity

          The Company's present liquidity position is critical. As of May 31, 1997 the Company's current assets exceed its current liabilities by $10,026 and its total assets exceed its total liabilities by $13,106. The company will require additional product sales or funding during or, shortly after the end of the fiscal quarter ending August 31, 1997, to sustain its operations.

          As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 1997 of ($345,518), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of May 31, 1996 and 1997 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

          Pursuant to the terms of the Company's Plan of Reorganization under its Chapter XI proceeding the Company converted $2,158,431 of debt into 2,989,208 shares of the Company's common stock, as of May 31, 1997, thus substantially reducing the Company's amount of debts.

          The Company plans to continue to implement plans to sell BIO-CARTILAGE<F1> in the over-the-counter food supplement market and may also introduce a second product in the same marketplace in the near future. If successful, the Company may increase cash flow in order to allow the Company to continue to meet its obligations and sustain its operations. The Company also plans to try to obtain a short-term financing from the sales of unregistered shares of common stock.

          In addition, the Company's licensee, ORPHAN MEDICAL INC.
of Minnetonka, MN, continues to make progress developing the Company's proprietary bovine cartilage material, Catrix<F1> , in powder form only, for topical wound healing purposes.

          The Company has no material commitments for capital expenditures at May 31, 1997.

          Item 7.   Financial Statements and Supplementary Data
                    -------------------------------------------
          See page F-1 for Lescarden Inc. Index to Financial
Statements.

          Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                    ------------------------------------------------
          None.

                             Part III



Item 9.   Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the Exchange
          Act.
          ---------------------------------------------------------

The executive officers and directors of the Company are as follows:

Name                                         Position
Gerard A. Dupuis                             Chairman and
                                             Chief executive
                                             Officer, Director.

William T. Sherman, Ph.D.                    Vice President
                                             Science Elect.

William H. Chisholm                          Vice Chairman
                                             Director.

Frank E. Berglas                             Director.

George E. Ehrlich, M.D.                      Director.

          Mr. Dupuis (age 59) is an attorney who practiced in New York City for more than twenty five years. He became General Counsel, Secretary and a Director of the Company in February 1986. On June 19, 1990 Mr. Dupuis was elected President and Chief Executive Officer of the Company and in 1992 was elected chairman. Mr. Dupuis is a graduate of Syracuse University and received his law degree from Columbus School of Law, of the Catholic University of America in Washington, D.C.

          Dr. Sherman (age 55) Executive Vice President for Science-Elect of the Company, received his Bachelor of Science in pharmacy from the Philadelphia College of Pharmacy and Science, and a Ph.D. in pharmacology from Temple University. Since 1989 Dr. Sherman has been an independent consultant to the pharmaceutical industry. From 1987 to 1989 he served as Vice President of Martec Pharmaceutical Company. Prior to that he was Vice President for research and development for the Company. Dr. Sherman is a registered pharmacist in Pennsylvania and New Jersey and has published in several scientific journals.

          Mr. Chisholm (age 80) is a retired paper manufacturer and served as a director of several publicly owned companies. He became a Director of the Company in December 1987. Mr. Chisholm is a graduate of Yale University.

          Mr. Berglas (age 56) is President and Chief Executive Officer of Great Lakes American Reinsurance Co., a position he has held for more than the past five years. He became a Director of the Company on December 1, 1993. Mr. Berglas is a graduate of City College of New York.

          Dr. Ehrlich (age 68) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

Item 10.  Executive Compensation
          ----------------------
                         Annual Compensation           Long-Term
                                                       Compensation
                                                       Awards
------------------------------------------------------------------------
Name and                 Fiscal Year
Principal                Ended
Position                 May 31,        Salary $       Warrants (#)
------------------------------------------------------------------------
Gerard A. Dupuis         1997          $127,000           -
President and CEO        1996          $132,250        500,000
                         1995          $112,250        140,000

Aggregated Option and Warrant Exercises in Last Fiscal Year and FY
End Option and Warrant Values.
----------------------------------------------------------------------
              Shares              Number of      Value of
              Acquired            Unexercised    Unexercised
              on        Value     Options/       In-the-money
              Exercise  Realized  Warrants       Options
                                  at FY End (#)  Warrants
                                                 at FY End ($)
Name            (#)       ($)     Exercisable    Exercisable
----------------------------------------------------------------------
G.A. Dupuis                       Options        Options
                                  80,000         $ 8,800
                                  Warrants       Warrants
                                  1,640,312      $876,388


Item 11. Security Ownership of Certain Beneficial Owners and
         Management
         ----------------------------------------------------
         The following table sets forth, as of May 31, 1997, the ownership of the Company's Common Stock by (I) each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.


         Name and                 Number of Shares
Title of Address of               Beneficially        Percent
Class    Beneficial Owner         Owned               of Class (1)
---------------------------------------------------------------------------
Common   Gerard A. Dupuis (2)       1,901,229             10.80%
Stock    2 Kittle Road
         Chappaqua, NY

         William H. Chisholm (2)      803,451              4.93%
         280 Railroad Avenue
         Greenwich, CT


         Charles T. Maxwell (2)     2,585,183             15.32%
         C.J. Lawrence, Inc.
         1290 Avenue of the Americas
         New York, NY

         Frank E. Berglas (2)         275,000              1.71%
         139 Brook Farm Road East
         Bedford, New York

         Peter B. Ruffin (2)        2,477,642             15.09%
         753 Forest Hills Drive
         Wilmington, NC

         George E. Ehrlich (2)        100,000              0.63%
         38 Holly Drive
         Loveladies, NJ

         Directors and              3,079,680             16.85%
         Officers as a group
         (2) (4 persons)


         (1) The percentages are calculated on the basis of 15,882,218 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire, owned by such a person if exercisable within 60 days of May 31, 1997 are deemed outstanding, but such shares are not deemed outstanding for the purpose of calculating the percentage of Common Stock owned by any other person. All share ownership is direct unless otherwise indicated.

         (2) Includes 533,295, 1,720,312, 404,000, 175,000,
100,000 and 453,295 stock option grants and/or warrants to purchase the Company's Common Stock held by Mr. Ruffin, Mr. Dupuis, Mr.
Chisholm, Mr. Berglas, Dr. Ehrlich and Mr. Maxwell, respectively.

         As of May 31, 1997, Merrs. Dupuis, and Chisholm received warrants of shares of the Company's common stock in exchange for debts in connection with the Company's reorganization under Chapter XI; they plan to file reports on Form 4 reporting their changes in beneficial ownership of shares of the Company's common stock late, by the end of August 1997 or shortly thereafter.

         Item 12. Certain Relationships and Related Transactions.
                  -----------------------------------------------
         With respect to the litigation between the Company and its former Chairman, Dr. John F. Prudden, described in last year's report, such litigation was automatically stayed by the Chapter 11 filing. Moreover, Dr. Prudden's claims in bankruptcy, consisting of the claims in suit, were sold by him to several other parties and they, in turn, had such claims liquidated pursuant to the Reorganization Plan approved by the Court in May 1997.

         Pursuant to an agreement with Donald K. Lourie a former employee of the Company, the Company is obligated to pay Mr. Lourie an annual pension of $25,000 provided the company meets certain income or net worth milestones.

         In June 1982, Dr. Prudden and others formed Catrix<F1>
Research Limited Partnership ( the "Catrix<F1> Partnership"), of which Dr. Prudden is general partner. The Company has entered into two agreements with the "Catrix<F1> Partnership," a Research Agreement and a Licensee Agreement. See note 4 to the Notes to Financial
Statements for description of these agreements.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------
         (a) (1) Exhibit

         Exhibit Number

         Description of Exhibit

2.1           Plan of Reorganization dtd. January 15, 1997 (and
              Amended Disclosure Statement dtd. March 12,
              1997).****

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

10.1          License Agreement between the Company and Donell,
              Inc., dated October 2, 1989, with amendments dated
              June 18, 1990 and March 16, 1992.*

10.2          Employment Agreement with John F. Prudden dated
              November 15, 1985, as amended July 14, 1992.*

10.3          Letter agreements with Donald K. Lourie dated
              November 15, 1985, February 11, 1988, and September
              7, 1990.*

10.4          Lease for 6th floor office space at 790 Madison
              Avenue, New York, NY dated August 19, 1986, as amended on April 18, 1991.*

10.5          Licensee Agreement between Lescarden Inc. and
              Catrix<F1> Research Ltd. Partnership dated June 4,
              1982.*

10.6          Research Agreement between Lescarden Inc. and
              Catrix<F1> Research Ltd. Partnership dated June 4,
              1983.*

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

23.           Notice of annual meeting of shareholders and Proxy
              Statement for Annual Meeting of shareholders held
              October 19, 1992.**

27.           Financial Data Schedule

99.1 Award of the Arbitrator in the Matter of the Arbitration between John F. Prudden, M.D. and the
              Registrant dated September 6, 1995.***

*             Incorporated by reference to Registrant's Form S-1
              (Registration no. 33-50743) filed August 12, 1992.

**            Incorporated by reference to Registrant's Form 10-
              KSB for the fiscal year ended May 31, 1993.

*** Incorporated by reference to Registrant's Form 8K dated September 6, 1995.

****          Filed herewith.

(b)           Reports on Form 8-K

              There were no reports on Form 8-K filed by the Company during the fourth Quarter at the year ended
              May 31, 1997.

                                SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LESCARDEN INC.

                                  By: S/Gerard A. Dupuis
                                  Gerard A. Dupuis, President
                                  August 20, 1997

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: S/Gerard A. Dupuis           President, Principal Executive
    Gerard A. Dupuis             Officer, Principal Financial
    August 20, 1997              Officer, Principal Accounting
                                 Officer and Director


By: S/William H. Chisholm        Vice Chairman, Director
    William H. Chisholm
    August 20, 1997


By: S/Frank E. Berglas           Director
    Frank E. Berglas
    August 20, 1997



By: S/George E. Ehrlich          Director
    George E. Ehrlich
    August 20, 1997

                                                            LESCARDEN INC.

                                             INDEX TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Independent Auditor's Report                                            F-2
Balance Sheet as of May 31, 1997                                        F-3
Statement of Operations for the Years Ended May 31, 1997 and 1996	      F-4
Statement of Stockholders' Equity
  for the Years Ended May 31, 1997 and 1996                             F-5
Statement of Cash Flows for the Years Ended May 31, 1997 and 1996	      F-6
Notes to Financial Statements                                       F-7 - F-13

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Lescarden Inc.


We have audited the accompanying balance sheet of Lescarden Inc. (the "Company") as of May 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 1997, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

On May 14, 1997, the bankruptcy court confirmed the Company's Plan of Reorganization. The plan is described in Note 1 of the notes to financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations , and has recognized limited revenue which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

July 8, 1997

                                                                LESCARDEN INC.

                                                                BALANCE SHEET
                                                               (Note 1)

May 31, 1997
------------------------------------------------------------------------------

ASSETS
Current Assets:
  Cash                                                          $     115,340
  Inventory (Note 2)                                                    9,488
------------------------------------------------------------------------------
       Total current assets                                           124,828

Security Deposit                                                        3,080

Deferred Income Tax Asset, net of valuation allowance
  of $3,935,000 (Note 7)                                                -
------------------------------------------------------------------------------
       Total Assets                                             $     127,908
------------------------------------------------------------------------------
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities - accounts payable and accrued expenses     $     114,802
------------------------------------------------------------------------------
     Total liabilities                                                114,802
------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1, 3, 4 and 5)

Stockholders' Equity (Notes 1, 3, 4 and 6):
  Convertible preferred stock - $.02 par value; $1.50 liquidation value
   (aggregating $138,000); authorized 2,000,000 shares, issued and
   outstanding 92,000 shares                                           1,840
  Common stock - $.001 par value; authorized 200,000,000 shares,
   issued and outstanding 15,882,218 shares                           15,882
  Additional paid-in capital                                      13,248,298
  Accumulated deficit                                            (13,252,914)
------------------------------------------------------------------------------
          Stockholders' equity                                        13,106
------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Equity           $     127,908
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                                                              LESCARDEN INC.

                                                     STATEMENT OF OPERATIONS
                                                     (Note 1)

Year ended May 31,                                     1997           1996
------------------------------------------------------------------------------

Revenue:
  Product sales                                $     15,185   $    440,534
  Royalties and other (Notes 2 and 5)                29,574         45,340
------------------------------------------------------------------------------
Total revenue                                        44,759        485,874
------------------------------------------------------------------------------
Costs and expenses:
  Cost of product sales                               5,341        151,224
  Salaries:
    Officer                                         134,672         96,000
    Office                                           11,099          9,533
  Professional fees and consulting (Note 5)          98,480         97,496
  Research and development (Note 2)                  12,696         31,553
  Rent and office expenses (Note 5)                  61,211         58,401
  Travel and meetings                                 4,104         22,247
  Taxes                                                 816          2,596
  Insurance                                           1,151            625
  Interest                                             -            61,850
  Interest to related parties                          -            59,775
  Provision for arbitration award (Note 5)             -           313,612
  Printing                                            3,430           -
  Other administrative (income) expenses             17,824         (4,054)
------------------------------------------------------------------------------
Total costs and expenses                            350,824        900,858
------------------------------------------------------------------------------
Loss before reorganization items                   (306,065)      (414,984)
------------------------------------------------------------------------------
Reorganization items (Note 1):
  Professional fees                                  36,235          4,410
  Bankruptcy fees and miscellaneous                   3,218           -
------------------------------------------------------------------------------
Total reorganization items                           39,453          4,410
------------------------------------------------------------------------------
Net loss                                       $   (345,518)  $   (419,394)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net loss per common share                      $       (.03)  $       (.04)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Weighted average number of common shares
   outstanding (Note 2)                          12,249,165     11,838,677
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                                                             LESCARDEN INC.

                                          STATEMENT OF STOCKHOLDERS' EQUITY

                                     Convertible
                                   Preferred Stock          Common Stock          Additional                          Stockholders'
                                Number of   Par Value    Number of   Par Value     Paid-in         Accumulated        (Deficiency)
                                  Shares      Amount      Shares      Amount       Capital            Deficit           Equity
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 1, 1995           92,000     $1,840      11,822,010  $11,822       $10,634,177     $(12,488,002)      $(1,840,163)

Issuance of common stock
 for cash                           -          -             50,000       50             7,450             -                7,500
Issuance of common stock
 warrants in settlement of
 liability to former chairman
 (Note 5)                           -          -               -        -              146,000             -              146,000
Net loss                            -          -               -        -                 -            (419,394)         (419,394)
----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1996           92,000      1,840      11,872,010   11,872        10,787,627      (12,907,396)       (2,106,057)

Issuance of common stock in
 bankruptcy settlement of claims    -          -          2,986,208    2,986         2,155,445             -            2,158,431
Issuance of common stock
 upon exercise of common
 stock warrants                     -          -            624,000      624           145,626             -              146,250
Issuance of common stock for
 cash                               -          -            400,000      400           159,600             -              160,000
Net loss                            -          -               -        -                 -            (345,518)         (345,518)
----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1997           92,000     $1,840      15,882,218  $15,882       $13,248,298     $(13,252,914)        $  13,106
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                                                                  LESCARDEN INC.

                                                           STATEMENT OF CASH FLOWS
Year ended May 31,                                                1997        1996
-----------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                 $  (345,518)  $(419,394)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
    Provision for arbitration award                               -        313,612
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                             -         94,379
      Decrease in inventory                                      4,368       3,490
      (Increase) decrease in prepaid expenses                   17,673     (17,673)
      Increase in trade and other miscellaneous claims          78,632      18,000
      Increase in trade and other miscellaneous
       claims - related parties                                   -         23,775
----------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities   (244,845)     16,189
----------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                       306,250       7,500
  Repayment of note payable                                       -        (10,000)
----------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities    306,250      (2,500)
----------------------------------------------------------------------------------

Net increase in cash                                            61,405      13,689

Cash at beginning of year                                       53,935      40,246
----------------------------------------------------------------------------------
Cash at end of year                                         $  115,340   $  53,935
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------


Supplemental disclosure of cash flow information:

  Cash paid during the year for professional fees rendered in
   connection with Chapter 11 proceedings                   $    -       $  16,883
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

Supplemental schedule of noncash financing activities:

  Conversion of liabilities to common stock under the Plan of
   Reorganization                                          $2,158,431    $    -
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

  Issuance of common stock warrants in settlement of liability
   to former chairman                                      $     -       $ 146,000
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                                                              LESCARDEN INC.

                                               NOTES TO FINANCIAL STATEMENTS
----------------------------------------------------------------------------
1. Reorganization and Emergence from Chapter 11:

On May 14, 1997, Lescarden Inc. (the "Company") emerged from Chapter 11 of the federal bankruptcy laws ("Chapter 11") in the United States Bankruptcy Court for the Southern District of New York. The Plan of Reorganization ("POR"), which was confirmed by the bankruptcy court on January 15, 1997, resulted in a net reduction of approximately $2,100,000 in total indebtedness and liabilities subject to compromise. The POR provides for, among other things, the cancelation of certain indebtedness in exchange for new equity securities and settlement of certain claims and mutual releases of certain claims of the Company.

On May 14, 1997, in conjunction with the reorganization and in accordance with the POR, the Company converted the claims to the Company's common stock at an average market price of $.7228 per share, which was based on the high and low quoted bid and ask prices of the Company's common stock as reported by the National Quotation Market for the 10 business days prior to the confirmation date. Additionally, 30% of the common stock issued was unrestricted and 70% was restricted.

The Company's results of operations for the year ended May 31, 1996 primarily include its operations before its Chapter 11 filing. The results of operations for the year ended May 31, 1997 primarily include its operations during the Chapter 11 filing.

While in Chapter 11 the Company incurred expenses relating to the reorganization and restructuring of its business. These items are included in reorganization items in the accompanying statement of operations.

2. Operations and Significant Accounting Policies:

The Company is engaged in the research, testing and development of medications for the control and cure of various diseases and the licensing of its technologies for commercialization by other companies. In its research and testing to date, the Company has discovered and is primarily investigating Catrix<F1>, a complex of mucopolysaccharides derived from bovine cartilage. During the year ended May 31, 1996, the Company made sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1>, to a food supplement distributor who in turn sold the material to nutritional food supplement stores in the U.S.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses from operations, during the year ended May 31, 1997 had limited revenue and, before its bankruptcy reorganization (see Note 1) reflected a stockholders' deficit. These factors indicate that the Company may be unable to continue as a going concern. In the past few years, management has implemented plans to enter the food supplement business and during the year ending May 31, 1998, additional activity is expected regarding its licensed product for therapeutic applications and wound healing. If successful, this may increase cash flow which would allow the Company to meet its obligations and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue from royalties and license fees is recorded when the funds are received. Revenue from the product sales is recognized upon shipment of the product.

Research and development costs, including patent costs, are charged to costs and expenses in the year incurred.

Net loss per common share is based upon the weighted average number of common shares outstanding during the year. Stock options, warrants and convertible preferred stock are excluded from the computation of net loss per common share since they would have an antidilutive effect.

Inventory, consisting principally of Catrix<F1> and BIO-CARTILAGE<F1> supplies , is stated at the lower of cost, determined by the first-in, first-out method, or market.

In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation. The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options issued to employees and has adopted the disclosure-only provisions of SFAS No. 123.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. Management does not believe SFAS No. 128 or any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from those estimates.

3. Notes Payable:

At May 31, 1996, the Company had notes payable totaling $1,013,000, with interest at rates ranging between 10% and 13.5% per annum, of which $260,000 was past due and $753,000 was due on December 31, 1996.

Upon the Company's emergence from Chapter 11 and in accordance with the POR, the notes payable were converted into common stock (see Note 1).

4. Stock Options and Warrants:

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

1991 without affecting any options then outstanding. Changes in incentive and nonqualified stock options granted and outstanding are as follows:

May 31,                            1997                     1996
---------------------------------------------------------------------------

                                            Weighted-             Weighted-
                                             Average               Average
                                             Exercise             Exercise
                                  Options     Price     Options    Price
---------------------------------------------------------------------------

Outstanding at beginning
of year                           175,000      $.61     730,000     $1.10
Canceled during year                 -          -       555,000      1.25
---------------------------------------------------------------------------

Outstanding at
 end of year                      175,000      $.61     175,000    $  .61
---------------------------------------------------------------------------
---------------------------------------------------------------------------


The following table summarizes information about stock options outstanding and exercisable at May 31, 1997:

                                        Weighted-
                                         Average               Weighted-
                                        Remaining               Average
  Range of              Number         Contractual             Exercise
Exercise Price          Outstanding       Life                  Price
---------------------------------------------------------------------------
$.50 - $.75              175,000         9 years                 $.61
---------------------------------------------------------------------------
---------------------------------------------------------------------------

All of the above options are exercisable at May 31, 1997. No options have been exercised under either plan.

In the year ended May 31, 1993, the Company approved the "1992 Employee Incentive Stock Plan" (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 1997, no options were granted under the 1992 Plan.

The Company has outstanding warrants permitting the holders to purchase shares of its common stock at prices ranging from $.10 to $1.00 per share. The warrants have varying expiration dates to May 15, 2005. Warrants to purchase 4,558,429 common shares were outstanding at May 31, 1997. In the year ended May 31, 1997, warrants to purchase 245,000 common shares expired and warrants to purchase 624,000 common shares were exercised at a price of $.25 per share. Warrants are granted at exercise prices not less than the fair market value at the date of grant. The warrants contain restrictions on transfer and require that the underlying shares be acquired solely for investment.

At May 31, 1997, shares of common stock have been reserved as follows:

                                                                  Number of
                                                                    Shares
---------------------------------------------------------------------------
Stock option plans                                                  175,000
Total warrants outstanding including those specifically
 described in the notes to financial statements                   4,558,429
---------------------------------------------------------------------------

5. Commitments, Contingencies and Related Party Transactions:

Rent expense charged to operations for the years ended May 31, 1997 and 1996 amounted to approximately $44,000 and $43,000, respectively.In March 1993, the Company entered into an operating lease for its executive offices, expiring March 31, 1998. The lease provides for minimum annual rental payments, exclusive of real estate taxes and other operating costs, of $37,000.

At May 31, 1997, the Company was not covered by product liability insurance.

On July 14, 1992, effective as of June 1, 1992, the Company amended a 1985 agreement with its former Chairman. As of such date, the Chairman became a consultant to the Company and resigned as Chairman and as a Director of the Company.

This agreement, which terminated in November 1996, provided for a minimum annual compensation of $75,000 and certain additional forms of compensation, including payments for life insurance premiums, and:

  -  the issuance of 100,000 shares of the Company's unregistered common stock;
     and

  - an annual pension of $25,000, commencing upon the termination of services as provided under the agreement or upon death or permanent disability. Pension payments shall be due only in years in which the Company's net worth is in excess of $2,500,000 and pretax profits of $500,000 are achieved. The Company's obligation shall not be satisfied until an aggregate of $500,000 has been paid.

On June 2, 1994, this former Chairman instituted an arbitration proceeding against the Company, pursuant to the terms of his consultancy agreement, asserting that the Company breached the agreement. On September 6, 1995, the arbitrator ruled in favor of this former Chairman. The arbitrator awarded $381,250 to this former Chairman. In addition, the arbitrator ruled that this former Chairman should receive warrants to purchase 937,651 shares of common stock at an exercise price of $.15625 per share, the market value at December 31, 1993. These warrants were awarded in settlement of approximately $146,000 that was owed to this former

Chairman at December 31, 1993. While the Company was in Chapter 11, this former Chairman's claim was purchased by a group, including certain of the Company's other creditors for a negotiated amount of $85,000. This claim was transferred and assigned, pro-rata, to each purchaser and converted to common stock in accordance with the POR. At May 31, 1997, there are no further obligations to this former stockholder.

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

Additionally, the agreement provides for the issuance of nonqualified stock options to purchase 100,000 shares of the Company's common stock.

Under the agreement, pension costs cannot be reasonably estimated principally because the conditions required to create a pension liability do not exist at May 31, 1997 and are not anticipated in the foreseeable future.

In June 1982, individuals related to the Company formed the Catrix<F1> Research Limited Partnership (the "Partnership").

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

  B.  License Agreement:

      Under the License Agreement, the Company assigned to the Partnership (for additional consideration of $25,000) three of its United States patents and one of its United States patent applications. In addition, the Company assigned to the Partnership all foreign patents and patent applications corresponding thereto, together with certain technical information pertaining to Catrix<F1>. The Partnership granted the Company exclusive worldwide licenses to make, use and sell products developed therefrom, subject to the Company's obligation to pay the Partnership three-fourths of 1% of the net sales price of any licensed products manufactured and sold by the Company, plus percentages ranging from 3.125% to 6.25% of any amounts received from any sublicensees of the Company.

      If the Partnership is terminated, dissolved or its assets are liquidated, the Company will have the option to purchase for

      $25,000 all United States and foreign patents and patent applications transferred by the Company to the Partnership.

      At May 31, 1997, the principal asset of the Partnership consists of the License Agreement described above.

During the year ended May 31, 1990, the Company entered into a license agreement, which was amended, the last amendment occurring on March 16, 1992, with Donell, Inc. ("Donell"). This license agreement gives Donell the right to license, sublicense and sell the Company's Catrix<F1> material for all topical uses in the United States and Canada. The license agreement provided for license fee income of $500,000 through March 1, 1991, 6% royalty for topical Catrix<F1> product sales and an additional 6% royalty on sales commencing on January 1, 1991 until the Company receives additional royalties of $1,000,000 and other royalty arrangements, as defined. In addition, the Company will receive 15% of all consideration paid to Donell whether in the form of a sublicense fee and/or royalties, as defined, for a period of two years from the date when and if royalty payments to Donell actually begin. Royalties and license fee revenue from this agreement amounted to $4,436 and $34,750 for the years ended May 31, 1997 and 1996, respectively.

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

On October 8, 1996, Donell agreed that it no longer wanted to operate under the March 16, 1992 agreement. Donell agreed to liquidate its Catrix<F1> inventory and use the Catrix<F1> name only until June 30, 1997. Also, Donell would pay the Company the defaulted royalties for two quarters and royalties from inventory liquidation amounting to approximately $25,000. Subsequent payment of approximately $4,000 was received, leaving an outstanding balance of $21,000. The Company is uncertain of the receipt of this amount and did not record a receivable.

For the years ended May 31, 1997 and 1996 approximately 0% and 6%, respectively, of the Company's product sales were to Donell.

During the year ended May 31, 1995, the Company entered into a worldwide, 15-year license agreement with Orphan Medical, Inc. ("Orphan"). This license agreement, which was amended, the last amendment occurring on December 16, 1996, gives Orphan the right to develop Catrix<F1>, in all therapeutic applications, for topical wound healing purposes. Orphan is required to purchase the Catrix<F1> it may require, pursuant to the terms of the license agreement from the Company. The license agreement provides for $50,000 to be received by October 1999, provided a New Drug Application is obtained from the Food and Drug Administration. Also, the Company will receive a royalty of 6% on all of Orphan's net annual sales. In addition, as consideration for the additional license rights, $35,000 will be due within 30 days of completing the clinical trial, payment to be received no later than December 31, 1997; $25,000 will be due within 30 days of initial marketing, no later than June 30, 1998; and $90,000 will be due within 30 days of aggregate net sales of $1,500,000. Lastly, there are minimum royalties due of $25,000 commencing in 1998, $35,000 commencing in 1999 and $50,000 commencing in 2000 and for each remaining year of the license agreement which are payable quarterly in each year. During the years ended May 31, 1997 and 1996, the Company received $25,000 and $7,500, respectively, which is included in royalties and other in the accompanying statement of operations.

6. Stockholder's Equity:

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

7. Income Taxes:

The Company has net operating loss carryforwards of approximately $10,700,000 available to reduce future taxable income which expire in various years through 2012.

In addition, the Company has a tax credit carryforward, from research activities, of approximately $335,000, which expires in various years through 2000.

The utilization of net operating loss carryforwards may be limited as a result of cumulative changes in the Company's stock ownership.Deferred income taxes reflect the impact of net operating loss carryforwards and tax credits. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss and tax credit carryforwards, the Company has recorded a valuation allowance for the entire deferred tax asset. Estimated deferred tax assets are comprised of the following at May 31, 1997:

Net operating loss carryforwards                                $ 3,600,000
Tax credits                                                         335,000
---------------------------------------------------------------------------
Gross deferred tax assets                                         3,935,000
---------------------------------------------------------------------------
Valuation allowance                                              (3,935,000)
        Net deferred tax assets $                                     - 0 -
---------------------------------------------------------------------------
---------------------------------------------------------------------------

F-12


<F1>
A registered trademark of Lescarden Inc.
<F2>
A trademark of Lescarden Inc.