Form 10QSB
period 1997-08-31
LESCARDEN INC
filed 1997-10-10
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

          Form 10-QSB - Quarterly or Transitional Report
          (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended August 31, 1997.

[   ] Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ___________________ to _______________


Commission file number 0-10035

                            LESCARDEN, INC.
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
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                        Outstanding at August 31, 1997
----------------------------             ------------------------------
Common Stock $.001 par value                       16,192,513

                          LESCARDEN INC.

                                                   (UNAUDITED)
                    CONDENSED BALANCE SHEET
                    -----------------------
                         August 31, 1997
                         ---------------

                              ASSETS
                              ------
Current Assets:
    Cash                                                    $   40,615
     Inventory                                                   7,988
     Prepaid expenses                                           12,500
                                                            ----------
        Total currents assets                                   61,103
                                                            ----------
      Security Deposit                                           3,080
                                                            ----------
           Total Assets                                     $   64,183
                                                            ----------
                                                            ----------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
    Accounts Payable and Accrued Expenses                  $   134,803
                                                           -----------
          Total liabilities                                    134,803
                                                           -----------

Stockholders' Deficiency:
    Convertible Preferred Stock                            $     1,840
    Common Stock                                                16,192
    Additional Paid-In Capital                              13,310,440
    Accumulated Deficit                                    (13,399,092)
                                                           -----------
        Stockholder's Deficiency                               (70,620)
                                                           -----------
        Total Liabilities and Stockholders' Deficiency     $    64,183
                                                           -----------
                                                           -----------

                          LESCARDEN INC.

                                                        (UNAUDITED)
                CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------


                                               For the Three Months Ended
                                                       August 31,
                                               --------------------------
                                                 1997           1996
                                                 ----           ----


Total Revenues                             $       11     $   25,121
                                           ----------     ----------
Costs and Expenses:
   Salaries - Officer                          39,471         25,222
   Salaries - Office                            3,697          3,440
   Professional Fees and Consulting            49,911         32,936
   Research and Development                     9,953          2,524
   Rent and Office Expenses                    15,335         14,760
   Travel and Meetings                          8,738              -
   Taxes - Other                                  695          1,316
   Insurance                                      167            103
   Other Administrative Expenses               18,222          3,627
                                           ----------     ----------
     Total Costs and Expense                  146,189         83,928
                                           ----------     ----------

     Net (Loss)                            $ (146,178)    $  (58,807)
                                           -----------    -----------
                                           -----------    -----------
     Net (Loss) Per Share                      $ (.01)         $(.00)
                                           -----------    -----------
                                           -----------    -----------

Weighted Average Number of
  Common Shares Outstanding                16,037,366     11,872,010
                                           ----------     ----------
                                           ----------     ----------

                          LESCARDEN INC.
                                                      (UNAUDITED)
                CONDENSED STATEMENTS OF CASH FLOWS
                ----------------------------------
                                                    For the Three Months Ended
                                                           August 31,
                                                    --------------------------
                                                           1997          1996
                                                           ----          ----

Cash Flows (Used in) Operations:
     Net (Loss)                                     $  (146,178)  $   (58,807)
     Adjustments to reconcile net income (loss)
       to net cash used in operations:
     Changes in operating assets and liabilities:
          Decrease in Inventory                           1,500         2,240
          (Increase) decrease in accounts receivable          -       (25,000)
          (Increase) decrease in prepaid expenses       (12,500)       16,906
          Increase in accounts payable and
             accrued expenses                            20,001        12,000

     Net Cash (Used In) Operations                     (137,177)      (52,661)
                                                    ------------  ------------

Cash Flows Provided By Financing Activities:
  Proceeds from exercise of common stock
     purchase warrants                                   62,452             -
                                                    -----------   ------------

 (Decrease) in cash                                     (74,725)      (52,661)

Cash- Beginning of period                               115,340        53,935
                                                    -----------   ------------
Cash - End of period                                   $ 40,615       $ 1,274
                                                    -----------   ------------

                               LESCARDEN INC.

                                                       (UNAUDITED)
                  NOTES TO FINANCIAL STATEMENTS
                  -----------------------------
                         August 31, 1997
                         ---------------
Note 1 - General:

     The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997.


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

                          LESCARDEN INC.

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
   -----------------------------------------------------------
Results of Operations
---------------------

Overview
--------
     Since its inception the Company has primarily devoted its resources to fund research, drug discovery and development. In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1>, to a food supplement distributor for sale through nutritional food supplement stores in the U.S. The Company has sustained net losses of approximately $13.4 million from inception to August 31, 1997. The Company has primarily financed its research and development activities through a public offering of Common
Stock, and private placements of debt and equity securities and in recent years, revenues from license fees and product sales.

Three Months ended  August 31, 1997 compared to August 31, 1996.

     The Company's revenues in the quarter ended August 31, 1996 include $25,000 of license fees from Orphan Medical Inc. ("Orphan") Orphan is developing the Company's proprietary bovine cartilage material, CATRIX<F1>, in powder form only, for topical wound healing purposes. Total costs and expense during the three months ended August 31, 1997 were 74% higher than those of the comparative period of the prior year principally due to higher officer's salary, professional fees and consulting, research and development, travel and other administrative expenses.

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

Present Liquidity
-----------------

     The Company's present liquidity position is critical. As of August 31, 1997 the Company's total liabilities exceeded its total assets by $64,183. The Company will require additional product sales or funding during, or shortly after the end of, the current fiscal quarter ending November 30, 1997, to sustain its operations.


     As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 1997 of ($345,518), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Company's Financial Statements as of May 31, 1996 and 1997 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.


     The Company plans to continue to implement plans to sell BIO-CARTILAGE to the over-the-counter food supplement market and may also introduce a second product in the same marketplace, or a cosmetic product, in the near future. If successful, the Company may increase cash flow in order to allow the Company to continue to meet its obligations and sustain its operations. The Company also plans to try to obtain a short-term financing from the exercise of common stock purchase warrants and the sales of unregistered shares of common stock.

     The Company has no material commitments for capital expenditures at August 31, 1997.


<F1>
A registered trademark of Lescarden Inc.

                          LESCARDEN INC.

                   Part II - Other Information
                   ---------------------------
Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     (a) Exhibits: EX-27

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 1997.

                        INDEX TO EXHIBITS
                        -----------------
27-Financial Data Schedule

                            Signatures
                            ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         LESCARDEN INC.
                         --------------
                         (Registrant)




Date: October 10, 1997   s/Gerard A. Dupuis
                         Gerard A. Dupuis
                         Chairman of the Board
                         Chief Executive Officer