Form 10QSB
period 1997-10-30
LESCARDEN INC
filed 1998-01-14
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

          Form 10-QSB - Quarterly or Transitional Report
          (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended November 30, 1997.

[   ] Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-10035

                            LESCARDEN, INC.
 -----------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

    New York                                     13-2538207
-------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

420 Lexington Avenue, New York Suite 2025        10170
-----------------------------------------        -------------------
(Address of principle executive offices)         (Zip Code)

Issuer's telephone number (212) 687-1050

_________________________________________________________________________.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                              Outstanding at November 30, 1997
----------------------------                --------------------------------
Common Stock $.001 par value                            16,611,513


                          LESCARDEN INC.

                                              (UNAUDITED)
                    CONDENSED BALANCE SHEET
                    -----------------------
                        November 30, 1997
                        -----------------

                              ASSETS
                              ------
Current Assets:
  Cash                                                       $    4,007
  Inventory                                                       7,988
  Prepaid Expenses                                                3,000
                                                             ----------
      Total currents assets                                      14,995
                                                             ----------
  Security Deposit                                                3,080
                                                             ----------
     Total Assets                                            $   18,075
                                                             ----------
                                                             ----------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
  Accounts Payable and Accrued Expenses                    $    134,803
  Advance from Stockholder                                       10,000
                                                            -----------
      Total liabilities                                         144,803
                                                            -----------
Stockholders' Deficiency:
  Convertible Preferred Stock                                     1,840
  Common Stock                                                   16,611
  Additional Paid-In Capital                                 13,390,974
  Accumulated Deficit                                       (13,536,153)
                                                            -----------
     Stockholder's Deficiency                                  (126,728)
                                                            -----------
     Total Liabilities and Stockholders' Deficiency            $ 18,075
                                                            -----------
                                                            -----------


                          LESCARDEN INC.
                                                          (UNAUDITED)
                CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------

                                                  For The Three Months       For the Six Months
                                                   Ended November 30,        Ended November 30,
                                                  --------------------       -------------------
                                                   1997          1996         1997         1996
                                                   ----          ----         ----         ----


Total Revenues                               $      145    $    2,004   $      156   $   27,125
                                             ----------    ----------   ----------   ----------
Costs and Expenses:
 Salaries - Officer                              39,332        26,786       78,803       52,008
 Salaries - Office                                1,572         1,885        5,269        5,325
 Professional Fees and Consulting                27,388        38,673       77,299       71,609
 Research and Development                           299         1,288       10,252        3,812
 Rent and Office Expenses                        14,219        16,975       29,554       31,735
 Travel and Meetings                              5,991           925       14,729          925
 Taxes - Other                                        -             -          695        1,316
 Insurance                                          802         1,200          969        1,303
 Other Administrative Expenses                   47,603         2,771       65,825        6,398
                                             ----------    ----------   ----------   ----------
  Total Costs and Expenses                      137,206        90,503      283,395      174,431
                                             ----------    ----------   ----------   ----------

  Net (Loss)                                 $ (137,061)   $  (88,499)  $ (283,239)  $ (147,306)
                                             ----------    ----------   ----------   ----------
                                             ----------    ----------   ----------   ----------

  Net (Loss) Per Share                       $    ( .01)       $( .01)  $     (.02)  $     (.01)
                                             ----------    ----------   ----------   ----------
                                             ----------    ----------   ----------   ----------
Weighted Average Number of
 Common Shares Outstanding                   16,402,013    11,872,010   16,324,435   11,872,010
                                             ----------    ----------   ----------   ----------
                                             ----------    ----------   ----------   ----------

                          LESCARDEN INC.

                                             (UNAUDITED)
                CONDENSED STATEMENTS OF CASH FLOWS
                ----------------------------------

                                                          For the Six Months Ended
                                                                  November 30,
                                                          ------------------------
                                                          1997                1996
                                                          ----                ----

Cash Flows (Used in) Operations:
  Net (Loss)                                       $  (283,239)        $  (147,306)
  Adjustments to reconcile net (loss)
   to net cash used in operations:
   Changes in operating assets and liabilities:
    Decrease in Inventory                                1,500               3,024
    (Increase) decrease in prepaid expenses             (3,000)             17,673
    Increase in accounts payable
      and accrued expenses                              20,001              37,366
    Increase in advance from stockholder                10,000                -
                                                   -----------         -----------
Net Cash (Used In) Operations                         (254,738)            (89,243)


Cash Flows Provided By Financing Activities:
 Proceeds from exercise of common stock
   purchase warrants and financing costs               143,405                -
 Proceeds from warrants subscription payable              -                 60,000
                                                   -----------         -----------
 (Decrease) in cash                                   (111,333)            (29,243)

Cash- Beginning of period                              115,340              53,935
                                                   -----------         -----------
Cash - End of period                                   $ 4,007             $24,692
                                                   -----------         -----------
                                                   -----------         -----------


                               LESCARDEN INC.

                                                       (UNAUDITED)
                  NOTES TO FINANCIAL STATEMENTS
                  -----------------------------
                        November 30, 1997
                        -----------------
Note 1 - General:

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

                          LESCARDEN INC.

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
   -----------------------------------------------------------
Results of Operations
---------------------

Overview
--------
     Since its inception the Company has primarily devoted its resources to fund research, drug discovery and development. In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1>, to a food supplement distributor for sale through nutritional food supplement stores in the U.S. The Company has sustained net losses of approximately $13.5 million from inception to November 30, 1997. The Company has primarily financed its research and development activities through a public offering of Common Stock, and private placements of debt and equity securities and in recent years, revenues from license fees and product sales.

Three Months and Six Months ended November 30, 1997 compared to the Three Months and Six Months ended November 30, 1996.
-------------------------------------------------------------------------

     The Company's revenues in the six months ended November 30, 1996 include $25,000 of license fees from Orphan Medical Inc. ("Orphan"). Total costs and expenses during the three months and six months ended November 30, 1997 were 62% and 52% higher, respectively, than those of the comparative periods of the prior year principally due to higher officer's salary, professional fees and consulting, travel and other administrative expenses.

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

Present Liquidity
-----------------
     The Company's present liquidity position is critical. As of November 30, 1997 the Company's total liabilities exceeded its total assets by $126,728. The Company will require additional product sales or funding during the current fiscal quarter ending February 28, 1998, to sustain its operations.

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

     Orphan recently informed the company that it wishes to terminate its license agreement to develop the Company's proprietary bovine cartilage material, CATRIX<F1>, in powder form only, for, topical wound healing purposes. Management is hopeful that it will receive from Orphan its approved 510 (K) files and related regulatory and clinical materials related to the product, which represents a significant investment and advancement of the product's development. The Company intends to seek to obtain either new licensees, or distributors, for the product.

     The Company plans to continue to implement plans to sell BIO-CARTILAGE<F1> to the over-the-counter food supplement market and may also introduce a second product in the same marketplace, or a cosmetic product, in the near future.
If successful, the Company may increase cash flow in order to allow the Company to continue to meet its obligations and sustain its operations. The Company also plans to try to obtain a short-term financing from the exercise of common stock purchase warrants and the sales of unregistered shares of common stock.

     The Company has no material commitments for capital expenditures at November 30, 1997.

<F1>
A registered trademark of Lescarden Inc.

                          LESCARDEN INC.

                   Part II - Other Information
                   ---------------------------
Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
        (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 1997.


                            Signatures
                            ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         LESCARDEN INC.
                         --------------
                         (Registrant)



Date: January 13, 1998   s/Gerard A. Dupuis
                         Gerard A. Dupuis
                         Chairman of the Board
                         Chief Executive Officer