Form 10QSB
period 1998-02-28
LESCARDEN INC
filed 1998-04-10
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

          Form 10-QSB - Quarterly or Transitional Report
          (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended February 28, 1998.

[   ] Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ________________ to ______________

Commission file number 0-10035

                          LESCARDEN, INC.
------------------------------------------------------------------
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

           Class                           Outstanding at February 28, 1998
----------------------------               --------------------------------
Common Stock $.001 par value                           16,611,513

                          LESCARDEN INC.

                                              (UNAUDITED)
                    CONDENSED BALANCE SHEET
                    -----------------------
                        February 28, 1998
                        -----------------

                              ASSETS
                              ------
Current Assets:
  Cash                                                       $       33,015
  Inventory                                                           7,988
                                                             --------------
      Total currents assets                                          41,003
                                                             --------------

    Security Deposit                                                  3,080
                                                             --------------
         Total Assets                                        $       44,083
                                                             --------------
                                                             --------------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
  Accounts Payable and Accrued Expenses                      $      134,802
  Advance from Stockholders                                         122,000
                                                             --------------
      Total liabilities                                             256,802
                                                             --------------
Stockholders' Deficiency:
  Convertible Preferred Stock                                         1,840
   Common Stock                                                      16,611
   Additional Paid-In Capital                                    13,390,974
   Accumulated Deficit                                          (13,622,144)
                                                             --------------
     Stockholder's Deficiency                                      (212,719)
                                                             --------------
           Total Liabilities and Stockholders' Deficiency    $       44,083
                                                             --------------
                                                             --------------

                          LESCARDEN INC.

                                                   (UNAUDITED)
                CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------


                                          For the Three Months          For the Nine Months
                                          Ended February 28,            Ended February 28,
                                          --------------------          --------------------

                                             1998         1997             1998         1997
                                             ----         ----             ----         ----

Total Revenues                          $     203   $   17,627       $      359    $  44,752
                                        ---------   ----------       ----------    ---------
Costs and Expenses:
   Cost of Product Sales                     -           5,341             -           5,341
   Salaries - Officer                      37,749       25,832          116,552       77,840
   Salaries - Office                        1,566        2,492            6,835        7,817
   Professional Fees and Consulting        21,091       29,876           98,390      101,484
   Research and Development                  -           1,344           10,252        5,156
   Rent and Office Expenses                15,122       14,015           44,676       45,750
   Travel and Meetings                      2,080        2,091           16,809        3,017
   Taxes - Other                               51         -                 746        1,316
   Insurance                                  518         (511)           1,487          792
   Other Administrative Expenses            8,017        3,922           73,842       10,320
                                        ---------   ----------       ----------    ---------
     Total Costs and Expense               86,194       84,402          369,589      258,833
                                        ---------   ----------       ----------    ---------
     Net Loss                           $ (85,991)  $  (66,775)       $(369,230) $  (214,081)
                                        ---------   ----------       ----------  ------------
                                        ---------   ----------       ----------  ------------
     Net Loss Per Share                    $ (.01)       $(.01)           $(.02)       $(.02)
                                        ---------   ----------       ----------  ------------
                                        ---------   ----------       ----------  ------------
Weighted Average Number of
  Common Shares Outstanding            16,611,513   12,026,760       16,368,415   11,933,910
                                        ---------   ----------       ----------  ------------
                                        ---------   ----------       ----------  ------------


                          LESCARDEN INC.

                                                 (UNAUDITED)
                     CONDENSED STATEMENTS OF CASH FLOWS
                     ----------------------------------


                                                              For the Nine Months Ended
                                                                     February 28,
                                                              -------------------------
                                                               1998                1997
                                                               ----                ----

Cash Flows Provided By (Used in) Operations:
  Net (Loss)                                            $  (369,230)         $ (214,081)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
  Changes in operating assets and liabilities:
    Decrease in inventory                                     1,500               4,368
    Decrease in prepaid expenses                               -                 17,673
    Increase in accounts payable
      and accrued expenses                                   20,000              57,038
    Increase in advance from stockholders                   122,000                -
    Increase in stock subscriptions payable                    -                 20,000
                                                        -----------          ----------
   Net Cash (Used In) Operations                           (225,730)           (115,002)
                                                        -----------          ----------
Cash Flows Provided By Financing Activities:
  Proceeds from exercise of common stock
     purchase warrants and financing costs                  143,405             145,000
                                                        -----------          ----------
 Increase in cash                                           (82,325)             29,998

Cash- Beginning of period                                   115,340              53,935
                                                        -----------          ----------
Cash - End of period                                    $    33,015          $   83,933
                                                        -----------          ----------
                                                        -----------          ----------


                               LESCARDEN INC.

                                                       (UNAUDITED)
                  NOTES TO FINANCIAL STATEMENTS
                  -----------------------------
                        February 28, 1998
                        -----------------

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


                       February 28, 1998

Results of Operations
---------------------

Overview
--------

     Since its inception the Company has primarily devoted its resources to fund research, drug discovery and development. In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1> , to a food supplement distributor for sale through nutritional food supplement stores in the U.S.
The Company has sustained net losses of approximately $13.6 million from inception to February 28, 1998. The Company has primarily financed its research and development activities through a public offering of Common
Stock, and private placements of debt and equity securities and in recent years, revenues from license fees and product sales.

Three months and nine months ended February 28, 1998 compared to three
----------------------------------------------------------------------
months and nine months ended February 29, 1997.
-----------------------------------------------

     The Company's revenues in the nine months ended February 28, 1997 include $25,000 of license fees from Orphan Medical Inc. ("Orphan") and approximately $15,00 of revenue from sales of BIO-CARTILAGE<F1> compared to no such revenues in the 1998 fiscal year. Total costs and expenses during the three months and nine months ended February 28, 1998 were 43% and 2% higher, respectively, than those of the comparative periods of the prior year principally due to higher officer's salary, travel and other administrative expenses. Other administrative expenses in the nine months ended February 28, 1998 include $37,000 of financing expenses that were paid with the issuance of 92,500 shares of restricted common stock of the company.

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


Present Liquidity
-----------------
     The Company's present liquidity position is critical. As of February 28, 1998 the Company's total liabilities exceeded its total assets by $212,719. The Company will require additional product sales or funding during, or shortly after the end of, the current fiscal quarter ending May 31, 1998, to sustain its operations.

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

     During the quarter ended February 28, 1998, Orphan and the Company terminated their license agreement for Orphan to develop the Company's proprietary bovine cartilage material, CATRIX<F1>, in powder from only, for topical wound healing purposes. The Company received from Orphan its approved 510 (K) files and related regulatory and clinical materials related to the product's development. The Company is seeking to obtain either a new licensee, or distributors, for the product.

     The Company plans to continue to implement plans to sell BIO-CARTILAGE<F1> to the over-the-counter food supplement market and may also introduce a second product in the same marketplace in the near future. If successful, the Company may increase cash flow in order to allow the Company to continue to meet its obligations and sustain its operations.
The Company also plans to try to obtain financing from the sales of unregistered shares of common stock.

     The Company has no material commitments for capital expenditures at February 28, 1998.


<F1>
A registered trademark of Lescarden Inc.

                          LESCARDEN INC.

                   Part II - Other Information
                   ---------------------------
Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     (a) Exhibits: EX-27

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended February 28, 1998.

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


                         LESCARDEN INC.
                         --------------
                         (Registrant)




Date: April 9, 1998      s/Gerard A. Dupuis
                         -----------------------
                         Gerard A. Dupuis
                         Chairman of the Board
                         Chief Executive Officer