Form 10KSB
period 1998-05-31
LESCARDEN INC
filed 1998-08-21
CIK 58822

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549

                             FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No fee required]

For the transition period from _______________ to _________________

Commission file number 0-10035

                           LESCARDEN INC.
------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

        NEW YORK                                13-2538207
-------------------------------           --------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

420 LEXINGTON AVENUE, NEW YORK SUITE 2025          10170
----------------------------------------- --------------------
(Address of principle executive offices)       (Zip Code)

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

Issuers revenues for its most recent fiscal year were $ 1,944.

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on July 2, 1998 was approximately
$ 4,286,291.

The number of shares of registrant's Common Stock outstanding as of July 2, 1998 was 16,611,308.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [X]   No [ ]

              DOCUMENTS INCORPORATED BY REFERENCES: None

Transitional Small Business Disclosure Format (Check one): Yes
: No X
    ---

                                  PART I


ITEM 1. BUSINESS
        --------
          The Company's current liquidity position must be viewed as critical. The successful conclusion, in May 1997, of the Company's Chapter XI proceeding contributed significantly to the improvement of the Company's financial soundness.

          The Company, a New York Corporation, has been in business since 1960. The Company's product developments continue to concentrate on its proprietary materials, Catrix<F1> and POLY-NAG<F2>, both in terms of their therapeutic and food supplement values.

          With regard to Catrix<F1>, the Company, in the early 1980's, obtained an Investigational New Drug ("IND") exemption from the U.S. Food and Drug Administration ("FDA") and the Canadian Health Protection Branch ("HPB") for the experimental treatment of solid tumors in humans. Prior to obtaining the IND, the Company completed all pre-clinical studies and Phase I clinical trials relating to the safety of Catrix<F1>. It is now conducting
Phase II human clinical trials at two major teaching hospitals, one in New York State and the other in Montreal to establish the efficacy of Catrix<F1> in the treatment of metastatic renal cell cancer.

          On completion of Phase II and subsequent Phase III trials, the Company intends to submit a New Drug Application ("NDA") to the FDA and New Drug Submission ("NDS") to the HPB seeking marketing approval for Catrix<F1> in the treatment of metastatic renal cell disease. The Company anticipates that the NDA and NDS will not be filed for several years. Thereafter, approval by the FDA and HPA may require an additional one to three years, although the FDA and HPB can accelerate the process.

          As part of the FDA and HPB approval process, the Company may be required to do additional laboratory research to identify the molecular composition of the active fractions of Catrixregistered trademark. Results of this research could assist the Company in developing standardized manufacturing and production processes. In addition, chemically modified versions of the isolated active fractions may prove to have additional therapeutic effects.

          In 1994, the Company licensed Orphan Medical Inc. to seek FDA approval for the use of pure Catrix<F1> powder in treating decubitus ulcers (the pressure sores experienced by some diabetics and the chronically bed-ridden), and other topical wounds. Traditional treatment for these lesions involves debridement, improved hygiene, nutrition and nursing care. Moreover, there currently exist literally dozens of drugs and devices targeted to treat chronic non-healing wounds. The clinical efficacy of these products in wound care is generally viewed as modest to merely palliative.

          The Company believes that the ability to provide an active agent to accelerate the healing process represents a clear business opportunity in a significant market with a demonstrated need for a more effective therapy.

          Under the terms of its license, Orphan Medical filed a so-called 510 (k) marketing application with the FDA in August 1996. In December 1996 the FDA approved the 510 (k) application thus establishing pure Catrix powder as safe and efficacious in the management of wounds.

          Thereafter, in later 1997, Orphan undertook an internal review of its product development program and concluded that some of its products would not be further pursued, among which was Catrix. This decision was not based on Catrix's safety or efficacy but rather on resource allocation. In early 1998 Orphan and the Company amicably resolved the situation with the assignment to the Company of all rights to the 510 (k) marketing approval together with all record's and the name Repliderm<F2> which Orphan had coined in place of Catrix for domestic use.

          At this time, the Company intends to focus a significant portion of its resources on the development of a complete marketing program for pure Catrix powder, as well as Catrix Ointment, creams and lip balm, in the treatment of a multiplicity of topical wounds. Furthermore, the Company believes that the observed effects of Catrix<F1> (including acceleration of wound healing, tumor inhibition and reduction, inhibition of excessive vascularization and modulation of immune system functions) coupled with an absence of toxicity, present additional promising avenues of investigation.

          Additionally, the Company is pursuing the clinical efficacy of its POLY-NAG<F2> material. The product is derived from specially processed crustacean shells ("Poly-N-Acetyl-
Glucosamine").

          In 1996 the Company sponsored a clinical bio-availability trial on 16 healthy individuals to determine metabolic absorption. The published results confirmed that POLY-NAG<F2> was indeed absorbed and metabolized into glucosamine which was measurably present in the subjects' serum. This initial study also indicated that serum levels of glucosamine remained somewhat more elevated longer in the POLY-NAG subjects compared to those subjects who were administered plain NAG over the same period of time.

          Scientific research has long established the potential value of glucosamine in the treatment of various inflammatory diseases such as arthritis and even ulcerative colitis. Therefore, in July 1998, the Company sponsored the institution of a small clinical trial orally administering capsules of POLY-NAG<F2> to several arthritic patients. Results will not be available until later this year.

SCIENTIFIC BACKGROUND.

          BACKGROUND OF CATRIX<F1>. In the early 1950's, one of the Company's co-founders discovered that cartilage powder significantly hastened the healing of surgical wounds in animals. During early wound healing experiments, it was noted that the margins of the surgical wounds treated with Catrix<F1> were less red and swollen than those of the controls. This observation led the discoverer to the application of Catrix<F1> to various inflammatory diseases, systemic and topical. One inflammatory condition that was successfully treated was psoriasis, a condition caused by an over production of skin cells. In certain ways, psoriasis resembles the uncontrolled growth of cancer cells. Based on the aforementioned information as well as encouraging results from animal cancer studies, the discoverer believed that Catrix<F1> could be successfully applied in the treatment of human cancer.

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

          It has recently been recognized that renal cell cancers may be responsive to treatment with some cytokines such as interleukin-2. Cytokines are intimate components of the body's immune system, the integrity of which system is important in defending the body against many forms of cancer. Interleukin-2 is somewhat effective in treating renal cell cancer but its usefulness is limited by its significant toxicity. The Company believes that Catrix<F1>, with its ability to modulate the body's immune system and its non-toxic properties, is promising as a treatment for this devastating disease.

          HEALING DECUBITUS WOUNDS. Decubitus ulcers, or pressure sores, are a scourge of the infirmed elderly, diabetic and generally immobile, wheel chair limited patient. Current therapy includes removal of the dead tissue around the ulcer, good hygiene, and nutrition and nursing care. Given the ever increasing elderly population in the United States and the costs of specialized medical treatment, a product such as Catrix, which appears to promote wound healing, will, the Company believes, be sought after by the medical community.

          In July 1998, in pursuit of its marketing opportunities worldwide for Catrix powder and wound care, the Company entered into an agreement with Xavier Gras Balaguer, M.D. of Barcelona, Spain. This agreement appoints Dr. Balaguer as the Company's exclusive agent in Europe for the purpose of securing marketing approval from the Spanish Health Ministry for Catrix powder in the treatment of all manner of topical wounds.

          Spain is one of the 16 member countries of the European Union. Under the rules of the EU one member's approval of a therapeutic drug or device results in the automatic approval in the other member nations. Dr. Balaguer has expressed his optimism that Catrix powder should be approved in Spain by the end of 1998.

          OTHER TOPICAL TREATMENTS. For the past two years the Company has engaged a corporate specialty formulator for the purpose of designing and formulating several topical products. Among these products are an ointment, creams and a lip balm. Each of these products contains various strengths of pure Catrix powder, generally either 5% or 10%.

          The Ointment product, containing 10% Catrix, is intended for the use of physicians only, particularly clinical dermatologists whose practice is largely devoted to laser surgery of the face and/or chemical peel procedures. Patients who undergo such treatments suffer from facial wounds requiring weeks of healing.

          The Company's Catrix Ointment, when applied post-surgically, contributes significantly to the wound healing process greatly reducing the healing period. At this time, Catrix Ointment is the subject of a human clinical trial, ultimately to involve some twenty-five patients undergoing some sort of facial surgery. The trial has received IRB approval and is being conducted by Dr. Maritza I. Perez in her private practice in Mount Kisco, New York.

This trial will not be concluded for several months. However, initial results are most encouraging.

          With the assistance of the same formulator, first above mentioned, the Company has also designed and formulated a 5% Catrix Cream and a 5% Catrix Lip Balm. The Cream is a consumer product intended for use on various skin conditions such as psoriasis, mild sun or chemical burns, scratches and other topical anamolies. Modest sales of these products have already occurred principally via the Company's Internet web site at www.catrix.com.

PRE-CLINICAL STUDIES OF CATRIX.

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

          The Company's Phase I studies were conducted in the early 1980's at Pennsylvania State University's Milton S. Hershey Medical Center in Hershey, Pennsylvania , and at the University of Medicine and Dentistry of New Jersey in Newark, New Jersey. The FDA required that both Phase I studies use Catrix<F1>-S, the injectable dosage form of Catrix<F1> only.

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

          The Montreal Study. In the Montreal study initially, twenty-four patients with metastatic renal cell cancer were started on a protocol regimen of two weeks of Catrix<F1>-S followed by long term treatment with Catrix<F1> capsules. More recent patient admissions into this study have eliminated the Catrix<F1>-S administration and patients are treated with Catrix<F1> capsules only. All of the patients in this study were prior clinical failures under the original therapy (i.e. surgery, radiation and chemotherapy) and were at various stages of serious disabilities from their cancer. Initially, three of these patients experienced remission (two partial and one complete) and continued to receive Catrix<F1>. No adverse effects were noted. The other twenty one patients did not respond to Catrix<F1> and have either died or are now being treated by conventional therapy. There is currently only one patient on study and the disease is considered relatively stable. There has been no evidence of any toxic side effects of Catrix<F1> in any patient.

          The Valhalla Study. The Valhalla investigation has been using the Canadian protocol for about 6 years. Of the thirty-five patients enrolled, twenty-two patients, who had completed more than three months of therapy, were considered evaluable for response by the Medical Team overseeing the study. Results to date were reported by the study team, at the thirtieth annual meeting of the American Society of Clinical Oncology, in Dallas, Texas, May, 1994, and those results were stated to be as follows:

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

     The Valhalla study currently has two patients on the treatment protocol and both are showing responses to the drug. One of these patients has been treated since 1992 and remains essentially disease free.

     The Company intends to expand the Montreal and Valhalla
Studies to include approximately 100 patients each over the next 6 years, assuming that sufficient funding is available.

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

     TRIALS INVOLVING DECUBITUS ULCERS

          Given the FDA's approval of Orphan's 510(k) application for the use of Catrix<F1> in wound treatment, Catrix powder can be marketed in the U.S. presently. In order to spark interest in the material, the Company has been supplying Catrix powder to the Cabrini Wound Care Center in New York City for the treatment of a single patient suffering from multiple decubitus ulcers. At this writing the patient has been under Catrix treatment for about 4 weeks and his wounds are showing improvement.

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

          A large portion of the Company's laboratory related resources were spent in the early 1980's on isolating pure components in Catrix<F1> which have specific biological activities of interest in the treatment of disease. Its fractionation programs in the early 1980's at Case Western Reserve University, Batelle Columbus Laboratories and North Texas State University have identified several fractions the Company believes have notable effects on the immune system and that have direct anti-mitotic activity. The Company may resume tests on these fractions in its model assay for metastatic renal cell cancer with the goal of reducing its search to two or three specific Catrix<F1> fractions. The work is crucial in two ways: first it should enable the Company to establish a relevant quality control standard for its products and aid in obtaining approval to market Catrix<F1> in Canada and the United States; and, second, it would be highly desirable to develop each effective isolated fraction as a drug, taking greatest advantage of the Company's complex cartilage product.

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

RAW MATERIALS AND MANUFACTURING.

          Catrix<F1> is manufactured for the Company by Intergen Biomanufacturing Corporation, located in Toronto, Canada ("Intergen"). Intergen is an FDA-approved pharmaceutical manufacturing facility. At the present time, the only FDA approved manufacturer of the Company's drug is Intergen, although the Company is investigating alternative sources to the point where sample manufacturing has commenced. The Company's food supplement cartilage material, BIO-CARTILAGE<F1> , and its POLY-Nag<F2> are manufactured in the United States and an additional manufacturer is being developed in the Western Pacific Area.

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

COMPETITION.

          Competition in the anti-cancer wound healing pharmaceutical industry is based primarily on: product performance, including efficacy, safety, ease of use and adaptability to various modes of administration; patient compliance; price; acceptance by physicians; marketing; and distribution. The availability of patent protection and orphan drug status, and the ability to obtain government approval for testing, manufacturing and marketing are also critical factors. See "Business-Government Regulation."

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

HUMAN RESOURCES.

          EMPLOYEES AND CONSULTANTS.

          At August 1, 1998, the Company had two full time employees, a part-time Marketing Director and retains several consultants to assist in the administration of the Company and coordinating its ongoing research and clinical trials.

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

ITEM 2. PROPERTIES
        ----------

          The Company owns no real property. Its executive offices in New York City, occupying approximately 1,500 square feet, are currently leased on a month to month basis. Management considers that its leased premises are well maintained and sufficient for its present operations and that when its current lease expires it will be able to lease office space on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

          None

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



FISCAL YEAR ENDING MAY 31, 1998                HIGH    LOW

Fourth Quarter                                 7/16    3/16
Third Quarter                                  .26     1/4
Second Quarter                                 5/8     1/4
First Quarter                                  .80     .40

FISCAL YEAR ENDING MAY 31, 1997              HIGH      LOW

Fourth Quarter                                .72      .58
Third Quarter                                 .78      .30
Second Quarter                                7/16     .20
First Quarter                                 3/8      3/16




          On July 2, 1998 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $.375. As of May 31, 1998 there were 570 holders of record of the Company's
Common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
         --------------------------------------------------
RESULTS OF OPERATIONS
---------------------
OVERVIEW
--------
          Since its inception, the Company has primarily devoted its resources to fund research, drug discovery and development.
In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1>, to a food supplement distributor for sale through nutritional food supplement stores in the U.S. The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $13.7 million from inception to May 31, 1998. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

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

FISCAL YEAR ENDED MAY 31, 1998 COMPARED TO MAY 31, 1997
-------------------------------------------------------

     The Company's revenues decreased in the year ended May 31, 1998 from the comparative prior fiscal year primarily due to lower product sales and lower royalties and other revenue. The Company's revenues in the year ended May 31, 1997 include $ 25,000 of license fees from Orphan Medical Inc. ("Orphan") and approximately $ 15,000 of revenue form sales of BIO-CARTILAGE<F1> compared to no such revenues in the 1998 fiscal year. Total costs and expenses during the year ended May 31, 1998 were 39% higher than those of the comparative prior year. The increase was principally due to higher officer's salary, travel, professional fees and other administrative expenses. $ 37,000 of professional fees in the year ended May 31, 1998 was paid with the issuance of 92,500 shares of restricted Common Stock of the Company.

LIQUIDITY AND CAPITAL RESOURCES.

OVERVIEW

          The Company has had losses from operations in each of the five years ended May 31, 1998. This trend may continue in the foreseeable future. Working capital has been provided since the Company's inception primarily from the sale of equity securities, from borrowings (from its officers, directors, and shareholders and from outside investors), and in recent years, from revenues from licensing fees and product sales.


PRESENT LIQUIDITY

          The Company's present liquidity position is critical. As of May 31, 1998 the Company's total liabilities exceed its assets by $ 304,439. The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending August 31, 1998, to sustain its operations.


          As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 1998 of ($484,860), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of May 31, 1997 and 1998 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

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

          The Company plans to continue to implement plans to sell BIO-CARTILAGE<F1> in the over-the-counter food supplement market and may also introduce a second product in the same marketplace in the near future. If successful, the Company may increase cash flow in order to allow the Company to continue to meet its obligations and sustain its operations. The Company also plans to try to obtain a financing from the sales of unregistered shares of common stock.

          The Company has no material commitments for capital expenditures at May 31, 1998.

          The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue. The company presently believes that, with conversions to new software, if required, the Year 2000 problem will not pose significant operational problems.

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
          ------------------------------------------------
          None.

                               Part III



Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.
          -------------------------------------------------------

The executive officers and directors of the Company are as follows:

Name                                         Position
----                                         ---------------
Gerard A. Dupuis                             Chairman and
                                             Chief executive
                                             Officer, Director.

William T. Sherman, Ph.D.                    Vice President
                                             Science Elect.

William H. Chisholm                          Vice Chairman
                                             Director.

Frank E. Berglas                             Director.

George E. Ehrlich, M.D.                      Director.

Charles T. Maxwell                           Director.

          Mr. Dupuis (age 60) is an attorney who practiced in New York City for more than twenty five years. He became General Counsel, Secretary and a Director of the Company in February 1986. On June 19, 1990 Mr. Dupuis was elected President and Chief Executive Officer of the Company and in 1992 was elected chairman. Mr. Dupuis is a graduate of Syracuse University and received his law degree from Columbus School of Law, of the Catholic University of America in Washington, D.C.

          Dr. Sherman (age 56) Executive Vice President for Science-Elect of the Company, received his Bachelor of Science in pharmacy from the Philadelphia College of Pharmacy and Science, and a Ph.D. in pharmacology from Temple University. Since 1989 Dr. Sherman has been an independent consultant to the pharmaceutical industry. From 1987 to 1989 he served as Vice President of Martec Pharmaceutical Company. Prior to that he was Vice President for research and development for the Company. Dr. Sherman is a registered pharmacist in Pennsylvania and New Jersey and has published in several scientific journals.

          Mr. Chisholm (age 81) is a retired paper manufacturer and served as a director of several publicly owned companies. He became a Director of the Company in December 1987. Mr. Chisholm is a graduate of Yale University.

          Mr. Berglas (age 57) was the President and Chief
Executive Officer of Great Lakes American Reinsurance Co., a position he has held for more than the past five years until his retirement in 1997. He became a Director of the Company on December 1, 1993. Mr. Berglas is a graduate of City College of New York.

          Dr. Ehrlich (age 69) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

          Mr. Maxwell (age 66) was the Vice Chairman and Senior
Energy Strategist of C.J. Lawrence Inc., a member firm of the New
York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director of the Company in July 1997. Mr. Maxwell is a graduate of Princeton University and Oxford University.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------
                         Annual Compensation           Long-Term
                         -------------------           Compensation
                                                       Awards
                                                       -------------
Name and                 Fiscal Year
Principal                Ended
Position                 May 31,        Salary $       Warrants (#)
--------                 -------       ---------       -------------
Gerard A. Dupuis         1998          $152,000        100,000
President and CEO        1997          $127,000           -
                         1996          $132,250        500,000

Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values.
------------------------------------------------------------------
               Shares              Number of      Value of
               Acquired            Unexercised    Unexercised
               on        Value     Options/       In-the-money
               Exercise  Realized  Warrants       Options
                                   at FY End (#)  Warrants
                                                  at FY End ($)
Name             (#)       ($)     Exercisable    Exercisable
------------------------------------------------------------------
G.A. Dupuis                        Options        Options
                                   40,000         $    0
                                   Warrants       Warrants
                                   1,740,312      $342,873


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------
          The following table sets forth, as of May 31, 1998, the ownership of the Company's Common Stock by (I) each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.


          Name and                 Number of Shares
Title of  Address of               Beneficially        Percent
Class     Beneficial Owner         Owned               of Class (1)
-------------------------------------------------------------------
Common    Gerard A. Dupuis (2)       1,961,229              10.66%
Stock     2 Kittle Road
          Chappaqua, NY

          William H. Chisholm (2)      783,451              4.63%
          280 Railroad Avenue
          Greenwich, CT


          Charles T. Maxwell (2)     2,585,182              15.40%
          C.J. Lawrence, Inc.
          1290 Avenue of the Americas
          New York, NY

          Frank E. Berglas (2)         275,000              1.64%
          139 Brook Farm Road East
          Bedford, New York

          Peter B. Ruffin (2)        2,272,648              13.48%
          753 Forest Hills Drive
          Wilmington, NC

          George E. Ehrlich (2)        100,000              0.60%
          38 Holly Drive
          Loveladies, NJ

          Directors and              5,704,862             29.78%
          Officers as a group
          (2) (5 persons)


          (1) The percentages are calculated on the basis of 16,611,308 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire, owned by such a person if exercisable within 60 days of May 31, 1998 are deemed outstanding, but such shares are not deemed outstanding for the purpose of calculating the percentage of Common Stock owned by any other person. All share ownership is direct unless otherwise indicated.

          (2) Includes 252,000, 1,820,000, 317,000, 175,000,
100,000 and 172,000 stock option grants and/or warrants to purchase the Company's Common Stock held by Mr. Ruffin, Mr. Dupuis, Mr.
Chisholm, Mr. Berglas, Dr. Ehrlich and Mr. Maxwell, respectively.

          During the year end May 31, 1998, Merrs. Maxwell and Chisholm received shares of the Company's common stock upon the exercise of common stock purchase Warrants; they plan to file reports on Form 4 reporting their changes in beneficial ownership of shares of the Company's common stock late, by the end of August 1998 or shortly thereafter.

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

          In June 1982, Dr. Prudden and others formed Catrix Research Limited Partnership ( the "Catrix Partnership"), of which Dr. Prudden is general partner. The Company has entered into two agreements with the "Catrix Partnership," a Research Agreement and a Licensee Agreement. See note 5 to the Notes to Financial Statements for description of these agreements.

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

99.1 Award of the Arbitrator in the Matter of the Arbitration between John F. Prudden, M.D. and the
               Registrant dated September 6, 1995.***

*              Incorporated by reference to Registrant's Form S-1
               (Registration no. 33-50743) filed August 12, 1992.

**             Incorporated by reference to Registrant's Form 10-
               KSB for the fiscal year ended May 31, 1993.

*** Incorporated by reference to Registrant's Form 8K dated September 6, 1995.

****           Filed herewith.

(b)            Reports on Form 8-K

               There were no reports on Form 8-K filed by the Company during the fourth Quarter at the year ended May 31, 1998.

                              SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LESCARDEN INC.


                                   By: S/Gerard A. Dupuis
                                   Gerard A. Dupuis, President
                                   August 20, 1998

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  S/Gerard A. Dupuis            President, Principal Executive
     Gerard A. Dupuis              Officer, Principal Financial
     August 20, 1998               Officer, Principal Accounting
                                   Officer and Director


By:  S/William H. Chisholm         Vice Chairman, Director
     William H. Chisholm
     August 20, 1998


By:  S/Frank E. Berglas            Director
     Frank E. Berglas
     August 20, 1998



By:  S/George E. Ehrlich           Director
     George E. Ehrlich
     August 20, 1998

By:  S/Charles T. Maxwell          Director
     Charles T. Maxwell
     August 20, 1998

                                                               LESCARDEN INC.

                                                INDEX TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
Independent Auditor's Report                                            F-2
Balance Sheet as of May 31, 1998                                        F-3
Statement of Operations for the Years Ended May 31, 1998 and 1997       F-4
Statement of Stockholders' Deficiency
  for the Years Ended May 31, 1998 and 1997                             F-5
Statement of Cash Flows for the Years Ended May 31, 1998 and 1997       F-6
Notes to Financial Statements                                       F-7 - F-13

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Lescarden Inc.

We have audited the accompanying balance sheet of Lescarden Inc. (the "Company") as of May 31, 1998 and the related statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 1998, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

On May 14, 1997, the bankruptcy court confirmed the Company's Plan of Reorganization. The plan is described in Note 1 of the notes to financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and has recognized limited revenue which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 15, 1998

                                                                  LESCARDEN INC.

                                                                      BALANCE SHEET
                                                                            (Note 1)
May 31, 1998
-----------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                              $        32,308
  Inventory                                                                  35,066
-----------------------------------------------------------------------------------
        Total current assets                                                 67,374

Security Deposit                                                              3,080

Deferred Income Tax Asset, net of valuation allowance
  of $3,735,000                                                                -
-----------------------------------------------------------------------------------
        Total Assets                                                $        70,454
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses                             $       109,668
  Advances from related parties                                             265,225
-----------------------------------------------------------------------------------
        Total liabilities                                                   374,893
-----------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Deficiency:
  Convertible preferred stock - $.02 par value; $1.50 liquidation value
   (aggregating $138,000); authorized 2,000,000 shares, issued and
   outstanding 92,000 shares                                                  1,840
  Common stock - $.001 par value; authorized 200,000,000 shares,
   issued and outstanding 16,611,308 shares                                  16,611
  Additional paid-in capital                                             13,414,884
  Accumulated deficit                                                   (13,737,774)
-----------------------------------------------------------------------------------
        Stockholders' deficiency                                           (304,439)
-----------------------------------------------------------------------------------
        Total Liabilities and Stockholders' Deficiency              $        70,454
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                                                                  LESCARDEN INC.

                                                            STATEMENT OF OPERATIONS
                                                                            (Note 1)
Year ended May 31,                                             1998            1997
-----------------------------------------------------------------------------------
Revenue:
  Product sales                                                        $     15,185
  Royalties and other                                    $    1,944          29,574
-----------------------------------------------------------------------------------
Total revenue                                                 1,944          44,759
-----------------------------------------------------------------------------------
Costs and expenses:
  Cost of product sales                                        -              5,341
  Salaries:
    Officer                                                 159,384         134,672
    Office                                                    9,190          11,099
  Professional fees and consulting                          172,896          98,480
  Research and development                                   23,286          12,696
  Rent and office expenses                                   60,367          61,211
  Travel and meetings                                        19,979           4,104
  Taxes                                                         745             816
  Insurance                                                   1,534           1,151
  Printing                                                                    3,430
  Other administrative expenses                              39,423          17,824
-----------------------------------------------------------------------------------
Total costs and expenses                                    486,804         350,824
-----------------------------------------------------------------------------------
Loss before reorganization items                           (484,860)       (306,065)
-----------------------------------------------------------------------------------
Reorganization items:
  Professional fees                                            -             36,235
  Bankruptcy fees and miscellaneous                            -              3,218
-----------------------------------------------------------------------------------
Total reorganization items                                                   39,453
-----------------------------------------------------------------------------------
Net loss                                                 $ (484,860)   $   (345,518)
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Net loss per common share                                $     (.03)   $       (.03)
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Weighted average number of common shares outstanding     16,293,704      12,249,165
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                                                                  LESCARDEN INC.

                                                                                            STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                                                                          (Note 1)

                                   Convertible
                                 Preferred Stock            Common Stock            Additional                     Stockholders'
                              Number of   Par Value   Number of    Par Value        Paid-in        Accumulated      (Deficiency)
                                 Shares      Amount      Shares       Amount          Capital          Deficit        Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at June 1, 1996          92,000   $1,840    11,872,010      $11,872        $10,787,627     $(12,907,396)    $(2,106,057)

Issuance of common stock in
 bankruptcy settlement of claims   -        -        2,986,208        2,986          2,155,445              -         2,158,431
Issuance of common stock
 upon exercise of common
 stock warrants                    -        -          624,000          624            145,626              -           146,250
Issuance of common stock for
 cash                              -        -          400,000          400            159,600              -           160,000
Net loss                           -        -             -            -                  -             (345,518)      (345,518)
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1997          92,000    1,840    15,882,218       15,882         13,248,298       (13,252,914)        13,106
Issuance of common stock
 upon exercise of common
 stock warrants                    -        -          636,590          637            105,768              -           106,405
Issuance of common stock
 for services                      -        -           92,500           92             36,908              -            37,000
Issuance of common stock
 warrants for services             -        -             -            -                23,910              -            23,910
Net loss                           -        -             -            -                  -             (484,860)      (484,860)
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1998          92,000   $1,840    16,611,308      $16,611        $13,414,884      $(13,737,774)   $  (304,439)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                                                                  LESCARDEN INC.

                                                                             STATEMENT OF CASH FLOWS
                                                                                            (Note 1)

Year ended May 31,                                                           1998              1997
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                             $ (484,860)     $   (345,518)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Issuance of common stock for services                                  37,000              -
    Issuance of common stock warrants for services                         23,910              -
    Changes in operating assets and liabilities:
      (Increase) decrease in inventory                                    (25,578)            4,368
      Decrease in prepaid expenses                                           -               17,673
      (Decrease) increase in accounts payable and accrued expenses         (5,134)           78,632
---------------------------------------------------------------------------------------------------
      Net cash used in operating activities                              (454,662)         (244,845)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                  106,405           306,250
  Advances from related parties                                           265,225              -
---------------------------------------------------------------------------------------------------
      Cash provided by financing activities                               371,630           306,250
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                           (83,032)           61,405

Cash at beginning of year                                                 115,340            53,935
---------------------------------------------------------------------------------------------------
Cash at end of year                                                    $   32,308      $    115,340
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Supplemental schedule of noncash financing activities:

  Conversion of liabilities to common stock under the Plan of
   Reorganization                                                      $     -         $  2,158,431
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
  Issuance of common stock for services                                $   37,000      $       -
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
  Issuance of common stock warrants for services                       $   23,910      $       -
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements.

                                                               LESCARDEN INC.
                                                NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
1.    REORGANIZATION AND EMERGENCE FROM CHAPTER 11:

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

The Company's results of operations for the year ended May 31, 1997 primarily include its operations during the Chapter 11 filing.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses from operations, during the year ended May 31, 1998 has limited revenue and a stockholders' deficit. These factors indicate that the Company may be unable to continue as a going concern. In the past few years, management has implemented plans to enter the food supplement business and during the year ending May 31, 1999, management expects the continuation of these plans and additional activity is expected regarding its products for therapeutic applications and wound healing.
If successful, this may increase cash flow which would allow the Company to meet its obligations and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue from royalties and license fees is recorded when the funds are received. Revenue from the product sales is recognized upon shipment of the product.

Research and development costs, including patent costs, are charged to costs and expenses in the year incurred.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The adoption of this statement had no effect on the Company's financial statements.

Net loss per common share is based upon the weighted average number of common shares outstanding during the year. Stock options, warrants and convertible preferred stock are excluded from the computation of net loss per common share since they would have an antidilutive effect.

Inventory, consisting principally of Catrix<F1> and BIO-CARTILAGE<F1> supplies, is stated at the lower of cost, determined by the first-in, first-out method, or market.

In 1997, the Company adopted SFAS No. 123, Accounting for Stock-based Compensation. The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options issued to employees and has adopted the disclosure-only provisions of SFAS No. 123.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from those estimates. Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.  ADVANCES FROM RELATED PARTIES:

Certain members of the Company's board of directors have loaned the Company $265,225. These loans are non-interest-bearing and are due on demand. It is the intention of the individuals and the Company to convert these advances into common stock at some time in the future. The conversion terms will be based on the fair market value of the Company's stock at the time of conversion.

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


May 31,                            1998                      1997
-----------------------------------------------------------------------------
                                        Weighted-                  Weighted-
                                         Average                   Average
                                         Exercise                  Exercise
                            Options       Price         Options     Price
-----------------------------------------------------------------------------

Outstanding at beginning
 of year                    175,000       $.61          175,000          $.61
Canceled during year         95,000        .50             -                -
-----------------------------------------------------------------------------
      Outstanding at
       end of year           80,000       $.75          175,000          $.61
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at May 31, 1998:

                                              Remaining
                       Number                Contractual             Exercise
Exercise Price      Outstanding                 Life                  Price
-----------------------------------------------------------------------------

$.75                   80,000                  7 months               $.75
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

All of the above options are exercisable at May 31, 1998. No options have been exercised under either plan.

In the year ended May 31, 1993, the Company approved the "1992 Employee Incentive Stock Plan" (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 1998, no options were granted under the 1992 Plan.

The Company has outstanding warrants permitting the holders to purchase shares of its common stock at prices ranging from $.10 to $1.00 per share. The warrants have varying expiration dates to May 15, 2007. Warrants to purchase 4,017,839 common shares were outstanding at May 31, 1998. In the year ended May 31, 1998, warrants to purchase 84,000 common shares expired and warrants to purchase 636,590 common shares were exercised at prices ranging from $.15625 to $.25 per share. During the year ended May 31, 1998, warrants to purchase 180,000 shares of common stock were issued. Warrants are granted at exercise prices not less than the fair market value at the date of grant. The warrants contain restrictions on transfer and require that the underlying shares be acquired solely for investment.

The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock warrants and to present the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the warrants granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended May 31, 1998 and 1997 would approximate the pro forma amounts indicated in the table below.

Year ended May  31,                                     1998             1997
-----------------------------------------------------------------------------
Net loss - as reported                            $ (484,860)       $(345,518)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Net loss - pro forma                              $ (507,060)       $(345,518)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Net loss per common share - as reported           $     (.03)       $    (.03)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Net loss per common share - pro forma             $     (.03)       $    (.03)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the year ended May 31, 1998: expected volatility of 1.43; risk-free interest rate of 6.1%; and expected lives of five years.

At May 31, 1998, shares of common stock have been reserved as follows:

                                                                   Number of
                                                                     Shares
-----------------------------------------------------------------------------
Stock option plans                                                   80,000
Total warrants outstanding including those specifically
 described in the notes to financial statements                   4,017,839
-----------------------------------------------------------------------------

5.	COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

The Company leases office space under a month-to-month lease. The lease provides for minimum monthly rental payments, exclusive of real estate taxes and other operating costs, of $3,083.

Rent expense charged to operations for the years ended May 31, 1998 and 1997 amounted to approximately $45,000 and $44,000, respectively.

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

On June 2, 1994, this former Chairman instituted an arbitration proceeding against the Company, pursuant to the terms of his consultancy agreement, asserting that the Company breached the agreement. On September 6, 1995, the arbitrator ruled in favor of this former Chairman. The arbitrator awarded $381,250 to this former Chairman. In addition, the arbitrator ruled that this former Chairman should receive warrants to purchase 937,651 shares of common stock at an exercise price of $.15625 per share, the market value at December 31, 1993. These warrants were awarded in settlement of approximately $146,000 that was owed to this former Chairman at December 31, 1993. While the Company was in Chapter 11, this former Chairman's claim was purchased by a group, including certain of the Company's other creditors, for a negotiated amount of $85,000. This claim was transferred and assigned, pro-rata, to each purchaser and converted to common stock in accordance with the POR. At May 31, 1998, there are no further obligations to this former stockholder.

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

Under the agreement, pension costs cannot be reasonably estimated principally because the conditions required to create a pension liability do not exist at May 31, 1998 and are not anticipated in the foreseeable future.

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

		At May 31, 1998, the principal asset of the Partnership consists of the License Agreement described above.

On October 31, 1997, a license agreement with Orphan Medical, Inc. ("Orphan"), pursuant to which Orphan was granted certain rights to technology and products developed and owned by the Company was terminated. As of October 31, 1997: (a) Orphan shall have no continuing rights to manufacture, use, promote, distribute, sell or market the technology or the products;
(b) the Company shall be free to manufacture, use, promote, sell or market the technology and the products or, to license to others to do so; and (c) Orphan shall have no obligations to make any further payments to the Company under the license agreement.

The Company is due $21,000 under a license agreement with Donnell Inc. ("Donnell"). The agreement was terminated in 1996. The Company is uncertain of the receipt of this amount and has not recorded a receivable. In addition, upon execution of the license agreement the Company received 300,000 shares of Donnell's capital stock representing a then 30% interest in Donnell. This stock was determined to have no value and, accordingly, no investment has been recorded in the accompanying financial statements.
In addition, audited financial information for Donnell is not available since Donnell does not prepare audited financial statements.


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

7.    INCOME TAXES:

The Company has net operating loss carryforwards of approximately $10,100,000 available to reduce future taxable income which expire in various years through 2013.

In addition, the Company has a tax credit carryforward, from research activities, of approximately $335,000, which expires in various years through 2000.

The utilization of net operating loss carryforwards may be limited as a result of cumulative changes in the Company's stock ownership.

Deferred income taxes reflect the impact of net operating loss carryforwards and tax credits. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss and tax credit carryforwards, the Company has recorded a valuation allowance for the entire deferred tax asset. The deferred income tax asset is comprised of the following at May 31, 1998:

Net operating loss carryforwards                                 $ 3,400,000
Tax credits                                                          335,000
----------------------------------------------------------------------------
Gross deferred tax assets                                          3,735,000
Valuation allowance                                               (3,735,000)
-----------------------------------------------------------------------------
      Net deferred income tax asset                               $  - 0 -
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

<F1>
A registered trademark of Lescarden Inc.
<F2>
A trademark of Lescarden Inc.