Form 10QSB
period 1998-08-31
LESCARDEN INC
filed 1998-10-09
CIK 58822

U.S. Securities And Exchange Commission
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 Or 15 (D) Of The Securities Exchange ACT OF 1934

For the quarterly period ended August 31, 1998.

[   ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange
Act Of 1934

For the transition period from ______________  to _________________


Commission file number 0-10035

                          LESCARDEN, INC.
---------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

        New York                                         13-2538207
-------------------------------                     --------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

420 Lexington Avenue, New York Suite 2025                  10170
----------------------------------------           --------------------
(Address of principle executive offices)                 (Zip Code)

Issuer's telephone number (212) 687-1050
                          --------------
______________________________________________________________________.
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                         Outstanding at August 31, 1998
----------------------------              ------------------------------
Common Stock $.001 par value                       16,611,308

                            LESCARDEN INC.
                            --------------

                                              (UNAUDITED)

                       CONDENSED BALANCE SHEET
                       -----------------------
                            August 31, 1998
                            ---------------

                                ASSETS

Current Assets:
     Cash                                                   $   104,849
     Inventory                                                   33,834
                                                            -----------
            Total Currents Assets                               138,683
                                                            -----------
       Security Deposit                                           3,080
                                                            -----------
           Total Assets                                     $   141,763
                                                            -----------
                                                            -----------

               Liabilities And Stockholders' Deficiency

Currents Liabilities:
    Accounts Payable and Accrued Expenses                   $   106,668
    Advances from Related Parties                               455,225
                                                            -----------
            Total Liabilities                                   561,893
                                                            -----------
Stockholders' Deficiency:
    Convertible Preferred Stock                                   1,840
      Common Stock                                               16,611
      Additional Paid-In Capital                             13,414,884
      Accumulated Deficit                                   (13,853,465)
                                                            -----------
          Stockholder's Deficiency                             (420,130)
                                                            -----------
           Total Liabilities and Stockholders' Deficiency   $   141,763
                                                            -----------
                                                            -----------

                            LESCARDEN INC.

                                                   (UNAUDITED)
                   CONDENSED STATEMENTS OF OPERATIONS
                   ----------------------------------

                                                  For the Three Months
                                                    Ended August 31,
                                                  --------------------

                                                   1998           1997
                                                   ----           ----
Total Revenues                               $      464     $       11
                                             ----------     ----------
Costs and Expenses:
   Salaries - Officer                            39,333         39,471
   Salaries - Office                              4,952          3,697
   Professional Fees and Consulting              46,545         49,911
   Research and Development                       1,826          9,953
   Rent and Office Expenses                      17,905         15,335
   Travel and Meetings                            3,937          8,738
   Taxes - Other                                    680            695
   Insurance                                         45            167
   Other Administrative Expenses                    932         18,222
                                             ----------     ----------
     Total Costs and Expense                    116,155        146,189
                                             ----------     ----------
     Net Loss                                $ (115,691)   $  (146,178)
                                             ----------    -----------
                                             ----------    -----------
     Net Loss Per Share                          $ (.01)        $ (.01)
                                             ----------    -----------
                                             ----------    -----------
Weighted Average Number of
  Common Shares Outstanding                  16,311,308     12,026,760
                                             ----------    -----------
                                             ----------    -----------

                            LESCARDEN INC.

                                             (UNAUDITED)
                  CONDENSED STATEMENTS OF CASH FLOWS

                                                               For the Three Months Ended
                                                                       August 31,
                                                               --------------------------
                                                                 1998                1997
                                                                 ----                ----
Cash Flows (Used In) Operations:
     Net (Loss)                                          $  (115,691)        $   (146,178)
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
      Changes in operating assets and liabilities:
       Decrease in inventory                                   1,232                1,500
      (Increase) decrease in prepaid expenses                   -                 (12,500)
      (Decrease) increase in accounts payable and
        accrued expenses                                      (3,000)              20,001
                                                          ----------         ------------
     Net Cash (Used In) Operations                          (117,459)            (137,177)
                                                          ----------         ------------
Cash Flows Provided By Financing Activities:
     Proceeds from exercise of common stock
        purchase warrants                                       -                  62,452
     Advances from related parties                           190,000                 -
     Cash Flows Provided By Financing                     ----------         ------------
           Activities                                        190,000               62,452
                                                          ----------         ------------
 Increase (decrease) in cash                                  72,541              (74,725)

Cash- Beginning of period                                     32,308              115,340
                                                          ----------         ------------
Cash - End of period                                       $ 104,849           $   40,615
                                                          ----------         ------------
                                                          ----------         ------------

                              LESCARDEN INC.
                              --------------
                                                       (UNAUDITED)
                    NOTES TO FINANCIAL STATEMENTS      -----------
                    -----------------------------
                           August 31, 1998
                           ---------------
Note 1 - General:

     The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1998.


     The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     ------------------------------------------------------------

                           August 31, 1998
                           ---------------

Results of Operations
---------------------

Overview
--------
     Since its inception the Company has primarily devoted its resources to fund research, drug discovery and development. In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1>, to a food supplement distributor for sale through nutritional food supplement stores in the U.S. The Company has sustained net losses of approximately $13.9 million from inception to August 31, 1998. The Company has primarily financed its research and development activities through a public offering of Common Stock, and private placements of debt and equity securities and in recent years, revenues from license fees and product sales.

Three months ended August 31, 1998 compared to August 31, 1997.
---------------------------------------------------------------

     Total costs and expenses during the three months ended August 31, 1998 were 21% lower than those of the comparative period of the prior year principally due to lower professional fees and consulting, research and development, travel and other administrative expenses.

Liquidity and Capital Resources
-------------------------------
Overview
--------

     The Company has had losses from operations in each of the five years ended May 31, 1998. This trend may continue in the foreseeable future. Working capital has been provided since the Company's inception primarily from the sale of equity securities or from borrowings from its officers, directors and shareholders and from outside investors, and in more recent quarters, from revenues from licensing fees and product sales.



Present Liquidity
-----------------
     The Company's present liquidity position is critical. As of August 31, 1998 the Company's total liabilities exceeded its total assets by $ 420,130. The Company will require additional product sales or funding during, or shortly after the end of, the current fiscal quarter ending November 30, 1998, to sustain its operations.

     As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 1998 of ($ 484,860), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Company's Financial Statements as of May 31, 1997 and 1998 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

     The Company plans to continue to implement plans to sell BIO-CARTILAGE<F1> to the over-the-counter food supplement market and may also introduce a second product in the same marketplace in the near future. In addition, the Company continues to seek to obtain either a new licensee, or distributors, for its CATRIX<F1> product, in powder form only, for topical wound healing purposes. If successful, the Company may increase cash flow in order to allow the Company to continue to meet its obligations and sustain its operations. The Company also plans to try to obtain a financing from the sales of unregistered shares of common stock.

     The Company has no material commitments for capital expenditures at August 31, 1998.

<F1>
A registered trademark of Lescarden Inc.

                            LESCARDEN INC.
                            --------------
                     Part II - Other Information
                     ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits: EX-27

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 1998.

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





                         LESCARDEN INC.
                         --------------
                         (Registrant)





Date: October 7, 1998    s/Gerard A. Dupuis
                         -----------------------
                         Gerard A. Dupuis
                         Chairman of the Board
                         Chief Executive Officer