Form 10QSB
period 1998-11-30
LESCARDEN INC
filed 1998-12-28
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

          Form 10-QSB - Quarterly or Transitional Report
          (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended November 30, 1998.

[   ] Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ________________ to _______________

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

Issuer's telephone number (212) 687-1050
                          --------------
________________________________________________________________________.
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                    Outstanding at November 30, 1998
----------------------------          --------------------------------
Common Stock $.001 par value                     19,509,238

                          LESCARDEN INC.

                                              (UNAUDITED)
                    CONDENSED BALANCE SHEET
                    -----------------------
                        November 30, 1998
                        -----------------
                              ASSETS
                              ------
Current Assets:
  Cash                                                         $      60,561
  Inventory                                                           75,057
                                                               -------------
      Total currents assets                                          135,618
                                                               -------------
     Security Deposit                                                  3,080
                                                               -------------
           Total Assets                                        $     138,698
                                                               -------------
                                                               -------------
             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
  Accounts Payable and Accrued Expenses                        $     106,668
                                                               -------------
Stockholders' Deficiency:
  Convertible Preferred Stock                                          1,840
  Common Stock                                                        19,509
  Additional Paid-In Capital                                      13,989,371
  Accumulated Deficit                                            (13,978,690)
                                                               -------------
     Stockholder's Deficiency                                         32,030
                                                               -------------
     Total Liabilities and Stockholders' Deficiency            $     138,698
                                                               -------------
                                                               -------------

                          LESCARDEN INC.

                                                            (UNAUDITED)
                CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------
                                            For The Three Months                      For the Six Months
                                            Ended November 30,                        Ended November 30,
                                            --------------------                      ------------------

                                           1998                1997               1998                1997
                                           ----                ----               ----                ----
Total Revenues                      $     2,563        $        145        $     3,027          $      156
                                    -----------        ------------        -----------          ----------
Costs and Expenses:
  Cost of Sales                           1,954                -                 1,954                -
  Salaries - Officer                     39,332              39,332             78,665              78,803
  Salaries - Office                       3,402               1,572              8,354               5,269
  Professional Fees and Consulting       54,045              27,388            100,590              77,299
  Research and Development                5,582                 299              7,408              10,252
  Rent and Office Expenses               16,679              14,219             34,584              29,554
  Travel and Meetings                     3,797               5,991              7,734              14,729
  Taxes - Other                            -                   -                   680                 695
  Insurance                                 521                 802                566                 969
  Other Administrative Expenses           2,476              47,603              3,408              65,825
                                    -----------        ------------        -----------          ----------
    Total Costs and Expenses            127,788             137,206            243,943             283,395
                                    -----------        ------------        -----------          ----------
    Net (Loss)                      $  (125,225)       $   (137,061)       $  (240,916)         $ (283,239)
                                    -----------        ------------        -----------          ----------
                                    -----------        ------------        -----------          ----------
    Net (Loss) Per Share            $      (.01)       $       (.01)       $      (.01)         $     (.02)
                                    -----------        ------------        -----------          ----------

                                    -----------        ------------        -----------          ----------
Weighted Average Number of
  Common Shares Outstanding          18,060,376          16,402,013         17,577,421          16,324,435
                                    -----------        ------------        -----------          ----------
                                    -----------        ------------        -----------          ----------

                            LESCARDEN INC.

                                             (UNAUDITED)
                CONDENSED STATEMENTS OF CASH FLOWS

                                                        For the Six Months Ended
                                                               November 30,
                                                        ------------------------
                                                         1998                  1997
                                                         ----                  ----
Cash Flows (Used in) Operations:
  Net (Loss)                                      $  (240,916)          $  (283,239)
  Adjustments to reconcile net (loss)
    to net cash used in operations:
  Changes in operating assets and liabilities:
    (Increase) Decrease in inventory                  (39,991)                1,500
    (Increase) in prepaid expenses                       -                   (3,000)
    (Decrease) Increase in accounts payable
       and accrued expenses                            (3,000)               20,001
    (Decrease) Increase in advances from
       related parties                               (265,225)               10,000
                                                  -----------           -----------

Net Cash (Used In) Operations                        (549,132)             (254,738)
                                                  -----------           -----------

Cash Flows Provided By Financing Activities:
  Proceeds from exercise of common stock
    purchase warrants and financing costs               2,160               143,405
  Proceeds from the conversion of Advances
    from related parties into common stock            575,225                  -
  Cash Flows Provided By Financing                -----------           -----------
   Activities                                         577,385               143,405
                                                  -----------           -----------
Increase (Decrease) in cash                            28,253              (111,333)

Cash- Beginning of period                              32,308               115,340
                                                  -----------           -----------
Cash - End of period                                  $60,561             $   4,007
                                                  -----------           -----------
                                                  -----------           -----------

                          LESCARDEN INC.
                          --------------
                                                       (UNAUDITED)
                  NOTES TO FINANCIAL STATEMENTS
                  -----------------------------
                        November 30, 1998
                        -----------------
Note 1 - General:

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

                          LESCARDEN INC.
                          --------------

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
   -----------------------------------------------------------
                        November 30, 1998
                        -----------------
Results of Operations
---------------------
Overview
--------
     Since its inception the Company has primarily devoted its resources to fund research, drug discovery and development. In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1>, to a food supplement distributor for sale through nutritional food supplement stores in the U.S. The Company has sustained net losses of approximately $14 million from inception to August 31, 1998. The Company has primarily financed its research and development activities through a public offering of Common Stock, and private placements of debt and equity securities and in recent years, revenues from license fees and product sales.

Three Months and Six Months ended November 30, 1998 compared to the Three Months and Six Months ended November 30, 1997.
-------------------------------------------------------------------------

     Total costs and expenses during the three months ended and six months ended November 30, 1998 were 7% and 14% lower, respectively, than those of the comparative periods of the prior year principally due to lower other administrative expenses. Other administrative expenses in the second fiscal quarter of 1998 includes $37,000 of fees which were paid with the issuance of 92,500 shares of restricted Common Stock of the Company. Professional fees and consulting expenses have increased in the current fiscal year with additional professionals required to assist the company in promotion, regulatory and commercial development matters.

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

Present Liquidity
-----------------
     The Company's present liquidity position is critical. As of November 30, 1998 the Company's total assets exceeded its total liabilities by $32,030.
The Company will require additional product sales or funding during, or shortly after the end of, the current fiscal quarter ending February 28, 1999, to sustain its operations.

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


     The Company plans to sell a line of cosmetic products in the near future and to continue to implement plans to sell BIO-CARTILAGE<F1> to the over-the-counter food supplement market and may also introduce a second product in the same marketplace in the near future. In addition, the Company continues to seek to obtain either a new licensee, or distributors, for its CATRIX<F1> product, in powder form only, for topical wound healing purposes. If successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try to obtain a financing from sales of unregistered shares of common stock.

     The Company has no material commitments for capital expenditures at November 30,1998.

<F1>
A registered trademark of Lescarden Inc.

                          LESCARDEN INC.
                          --------------
                   Part II - Other Information
                   ---------------------------
Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     (a)   Exhibits: EX-27

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 1998.

                        INDEX TO EXHIBITS

27-Financial Data Schedule

                             Signatures
                             ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         LESCARDEN INC.
                         (Registrant)




Date: December 21, 1998  s/Gerard A. Dupuis
                         -----------------------
                         Gerard A. Dupuis
                         Chairman of the Board
                         Chief Executive Officer