Form 10QSB
period 1999-02-28
LESCARDEN INC
filed 1999-03-24
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

          Form 10-QSB - Quarterly or Transitional Report
          (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended February 28, 1999.

[   ] Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number 0-10035

                             LESCARDEN, INC.
 -----------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

        New York                                         13-2538207
-------------------------------                      ------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

420 Lexington Avenue, New York Suite 2025                10170
-----------------------------------------            ------------------
(Address of principle executive offices)             (Zip Code)

Issuer's telephone number (212) 687-1050
                          --------------
_______________________________________________________________________.
(Former name, former address and former fiscal year, if changed since last report)

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

             Class                    Outstanding at February 28, 1999
----------------------------          --------------------------------
Common Stock $.001 par value                     19,509,238

                          LESCARDEN INC.

                                              (UNAUDITED)
                    CONDENSED BALANCE SHEET
                    -----------------------
                        February 28, 1999
                        -----------------
                              ASSETS
                              ------
Current Assets:
     Cash                                                $       5,756
     Inventory                                                 140,847
      Total currents assets                                    146,603
                                                         -------------
      Security Deposit                                           3,080
                                                         -------------
           Total Assets                                  $     149,683
                                                         -------------
                                                         -------------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
    Accounts Payable and Accrued Expenses                $     141,668
    Advances from Stockholders                                 150,000
                                                         -------------
            Total liabilities                                  291,668

Stockholders' Deficiency:
    Convertible Preferred Stock                                  1,840
    Common Stock                                                19,509
    Additional Paid-In Capital                              13,989,371
    Accumulated Deficit                                    (14,152,705)
                                                         -------------
       Stockholder's Deficiency                               (141,985)
                                                         -------------
       Total Liabilities and Stockholders' Deficiency    $     149,683
                                                         -------------
                                                         -------------

                            LESCARDEN INC.

                                                      (UNAUDITED)
                CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------
                              For The Three Months          For the Nine Months
                              Ended February 28,            Ended February 28,
                              --------------------          -------------------
                                            1999          1998          1999          1998
                                            ----          ----          ----          ----
Total Revenues                        $   13,475    $      203   $    16,502   $       359
                                      ----------    ----------   -----------   -----------
Costs and Expenses:
   Cost of Sales                          10,209          -           12,163          -
   Salaries - Officer                     39,332        37,749       117,997       116,552
   Salaries - Office                       3,369         1,566        11,723         6,835
   Professional Fees and Consulting       51,461        21,091       152,051        98,390
   Research and Development               41,507          -           48,915        10,252
   Rent and Office Expenses               22,171        15,122        56,755        44,676
   Travel and Meetings                    12,016         2,080        19,750        16,809
   Taxes - Other                            -               51           680           746
   Insurance                                 252           518           818         1,487
   Other Administrative Expenses           7,173         8,017        10,581        73,842
                                     -----------   -----------   -----------   -----------
     Total Costs and Expenses            187,490        86,194       431,433       369,589
                                     -----------   -----------   -----------   -----------
     Net (Loss)                      $  (174,015)  $   (85,991)  $  (414,931)  $  (369,230)
                                     -----------   -----------   -----------   -----------
                                     -----------   -----------   -----------   -----------
     Net (Loss) Per Share            $     ( .01)  $     ( .01)  $      (.02)  $      (.02)
                                     -----------   -----------   -----------   -----------
                                     -----------   -----------   -----------   -----------
Weighted Average Number of
  Common Shares Outstanding           19,509,238    16,611,513    18,550,530    16,368,415
                                     -----------   -----------   -----------   -----------
                                     -----------   -----------   -----------   -----------

                            LESCARDEN INC.

                                             (UNAUDITED)
                CONDENSED STATEMENTS OF CASH FLOWS

                                                       For the Nine Months Ended
                                                              February 28,
                                                       -------------------------


                                                        1999                1998
                                                        ----                ----
Cash Flows (Used in) Operations:
  Net (Loss)                                     $  (414,931)       $  (369,230)
  Adjustments to reconcile net (loss)
    to net cash used in operations:
  Changes in operating assets and liabilities:
    (Increase) Decrease in inventory                (105,781)             1,500
     Increase in accounts payable
       and accrued expenses                           32,000             20,000
    (Decrease) Increase in advances from
       stockholders                                 (115,225)           122,000
                                                 -----------        -----------
Net Cash (Used In) Operations                       (603,937)          (225,730)
                                                 -----------        -----------

Cash Flows Provided By Financing Activities:
  Proceeds from exercise of common stock
       purchase warrants and financing costs           2,160            143,405
  Proceeds from the conversion of Advances
       from stockholders into common stock           575,225               -
  Cash Flows Provided By Financing               -----------        -----------
     Activities                                      577,385            143,405
                                                 -----------        -----------
(Decrease) in cash                                   (26,552)           (82,325)

Cash- Beginning of period                             32,308            115,340
                                                 -----------        -----------
Cash - End of period                             $     5,756        $    33,015
                                                 -----------        -----------
                                                 -----------        -----------


                          LESCARDEN INC.
                          --------------
                                                       (UNAUDITED)
                  NOTES TO FINANCIAL STATEMENTS
                  -----------------------------
                        February 28, 1999
                        -----------------
Note 1 - General:

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

                          LESCARDEN INC.
                          --------------

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
   -----------------------------------------------------------
                       February 28, 1999
                       -----------------
Results of Operations
---------------------
Overview
--------
     Since its inception the Company has primarily devoted its resources to fund research, drug discovery and development.  In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE , to a food supplement distributor for sale through nutritional food supplement stores in the U.S.  In the current fiscal year, the company began direct sales to consumers of a line of cosmetic products, which include the company's proprietory bovine cartilage material.  The Company has sustained net losses of approximately $14 million from inception to February 28, 1999. The Company has primarily financed its research and development activities through a public offering of Common Stock, and private placements of equity securities and in recent years, revenues from license fees and product sales.

Three Months and Nine Months ended February 28, 1999 compared to the Three
Months and Nine Months ended February 28, 1998.
--------------------------------------------------------------------------

  Total costs and expenses during the three months ended and nine months ended February 28, 1999 were 118% and 17% higher, respectively, than those of the comparative periods of the prior year principally due to higher
Professional Fees and Consulting, and Research and Development expenses.
Other administrative expenses in fiscal 1998 includes $37,000 of fees which were paid with the issuance of 92,500 shares of restricted Common Stock of the Company. Professional Fees and Consulting, and Research and Development expenses have increased in the current fiscal year with additional professionals and outside services required to assist the company in promotion, regulatory and commercial development matters. Revenues increased in the current fiscal year as compared to the prior fiscal year due to increased revenues from the sale of BIO-CARTILAGE and the Company's cosmetic cream products.

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

  During the current fiscal year $575,225 of Advances from Stockholders were exchanged for 2,876,125 shares of the Company's Common Stock.

Present Liquidity
-----------------

  The Company's present liquidity position is critical. As of February 28, 1999 the Company's total liabilities exceeded its total assets by $141,985.
The Company will require additional product sales or funding during, or shortly after the end of, the current fiscal quarter ending May 31, 1999, to sustain its operations.

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

  The Company began to sell a line of cosmetic products and plans to continue to implement plans to sell BIO-CARTILAGE<F1> to the over-the-counter food supplement market and may also introduce a second product in the same marketplace in the near future. In addition, the Company continues to seek to obtain either a new licensee, or distributors, for its CATRIX<F1> product, in powder form only, for topical wound healing purposes. If successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try to obtain financing from additional advances from stockholders and sales of unregistered shares of common stock.

     On March 16, 1999, the Company announced that it had entered into an agreement with ICN IBERICA, S.A. ("ICNI", a wholly owned subsidiary of ICN
Pharmaceuticals, USA) of Barcelona, Spain whereby ICNI acquired the exclusive rights to distribute and market the Company's CATRIX<F1> WOUND CARE DRESSING in Spain for a period of ten years.

     Implementation of this Agreement is contingent upon securing marketing approval for the product by the Spanish Health Ministry. Such approval has been under review by the Ministry for several months, and final inspections of Lescarden's facilities are expected in mid-April 1999 after which marketing approval will be decided by the Ministry.

     The Agreement with ICNI also contains terms granting it the exclusive right, for a limited period of time, to negotiate with the Company for the expansion of its exclusive territory to include all of the countries in the European Union. Additionally, the Agreement gives ICNI the exclusive right, for a similarly limited period of time, to negotiate with the Company for the inclusion of CATRIX<F1> 10 OINTMENT in its product line for distribution within the countries covered by the Agreement.

     The Company has no material commitments for capital expenditures at February 28,1999.

      The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue. The Company presently believes that, with new conversions to new software, if required, the Year 2000 problem will not pose significant operational problems.

<F1>
A registered trademark of Lescarden Inc.

                          LESCARDEN INC.
                          --------------
                   Part II - Other Information
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

          (a)   Exhibits: EX-27

          (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended February 28, 1999.


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





                           LESCARDEN INC.
                           --------------
                           (Registrant)




Date: March 24, 1999     s/Gerard A. Dupuis
                         ------------------
                         Gerard A. Dupuis
                         Chairman of the Board
                         Chief Executive Officer

























