Form 10KSB
period 1999-05-31
LESCARDEN INC
filed 1999-08-25
CIK 58822

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549

                             FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No fee required]

For the transition period from ______________ to ________________

Commission file number 0-10035

                           LESCARDEN INC.
------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

        NEW YORK                                13-2538207
-------------------------------           --------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

420 LEXINGTON AVENUE, NEW YORK SUITE 212           10170
----------------------------------------  --------------------
(Address of principle executive offices)       (Zip Code)

Issuer's telephone number (212) 687-1050
                          --------------
Securities registered under Section 12(b) of the Act: None
                                                      ----
Securities registered under Section 12(g) of the Act:
             Common Stock $.001 par value
             ----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuers revenues for its most recent fiscal year were $ 24,756.

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on July 16, 1999 was approximately $7,896,372.

The number of shares of registrant's Common Stock outstanding as of July 16, 1999 was 21,725,169.

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

          The Company, a New York Corporation, has been in business since 1960. The Company's product developments continue to concentrate on its proprietary materials, Catrix(R) and POLY-NAG(R), both in terms of their therapeutic and food supplement values.

          With regard to Catrix(R), the Company, in the early 1980's, obtained an Investigational New Drug ("IND") exemption from the U.S. Food and Drug Administration ("FDA") and the Canadian Health Protection Branch ("HPB") for the experimental treatment of solid tumors in humans. Prior to obtaining the IND, the Company completed all pre-clinical studies and Phase I clinical trials relating to the safety of Catrix(R). It is now conducting one Phase II human clinical trial to establish the efficacy of Catrix(R) in the treatment of metastatic renal cell cancer.

          On completion of Phase II and subsequent Phase III trials, the Company intends to submit a New Drug Application ("NDA") to the FDA and New Drug Submission ("NDS") to the HPB seeking marketing approval for Catrix(R) in the treatment of metastatic renal cell disease. The Company anticipates that the NDA and NDS will not be filed for several years. Thereafter, approval by the FDA and HPA may require an additional one to three years, although the FDA and HPB can accelerate the process.

          As part of the FDA and HPB approval process, the Company may be required to do additional laboratory research to identify the molecular composition of the active fractions of Catrix(R). Results of this research could assist the Company in developing standardized manufacturing and production processes. In addition, chemically modified versions of the isolated active fractions may prove to have additional therapeutic effects.

          In 1994, the Company licensed another company to seek FDA approval for the use of pure Catrix(R) powder in treating decubitus ulcers (the pressure sores experienced by some diabetics and the chronically bed-ridden), and other topical wounds. Traditional treatment for these lesions involves debridement, improved hygiene, nutrition and nursing care. Moreover, there currently exist literally dozens of drugs and devices targeted to treat chronic non-healing wounds. The clinical efficacy of these products in wound care is generally viewed as modest to merely palliative.

          The Company believes that the ability to provide an active agent to accelerate the healing process represents a clear business opportunity in a significant market with a demonstrated need for a more effective therapy.

          The Company's prior licensee, Orphan Medical Inc.,
("ORPHAN") filed a so-called 510 (k) marketing application with the FDA in August 1996. In December 1996 the FDA approved the 510 (k) application thus establishing pure Catrix(R) powder as safe and efficacious in the management of wounds.

          Thereafter, in 1997, ORPHAN undertook an internal review of its product development program and concluded that some of its products would not be further pursued, among which was Catrix(R). This decision was not based on Catrix(R)'s safety or efficacy but rather on resource allocation. In early 1998 the parties amicably resolved the situation with the assignment to the Company of all rights to the 510 (k) marketing approval together with all record's and the name Repliderm(TM) which ORPHAN had coined in place of Catrix(R) for domestic use.

          At this time, the Company intends to focus a significant portion of its resources on the development of a complete marketing program for pure Catrix(R) powder, as well as Catrix(R) Ointment, creams and lip balm, in the treatment of a multiplicity of topical wounds. Furthermore, the Company believes that the observed effects of Catrix(R) (including acceleration of wound healing, tumor inhibition and reduction, inhibition of excessive vascularization and modulation of immune system functions) coupled with an absence of toxicity, present additional promising avenues of investigation.

          Additionally, the Company is pursuing the clinical efficacy of its POLY-NAG(R) material as an anti-arthritic. The product is derived from specially processed crustacean shells
("Poly-N-Acetyl-Glucosamine").

          In 1996 the Company sponsored a clinical bio-availability trial on 16 healthy individuals to determine metabolic absorption.
The published results confirmed that POLY-NAG(R) was indeed absorbed and metabolized into glucosamine which was measurably present in the subjects' serum. This initial study also indicated that serum levels of glucosamine remained somewhat more elevated longer in the POLY-NAG(R) subjects compared to those subjects who were administered plain NAG over the same period of time.

          Scientific research has long established the potential value of glucosamine in the treatment of various inflammatory diseases such as arthritis and even ulcerative colitis. Therefore, in July 1998, the Company sponsored the institution of a small clinical trial orally administering capsules of POLY-NAG(R) to several arthritic patients. Results will be available later this year.

          In January/February 1999 the company engaged in negotiations with a Spanish Company named ICN Iberica, SA ("ICNI") whose headquarters are in Barcelona. ICNI is a wholly owned subsidiary of ICN Pharmaceuticals, Inc. headquartered in Costa Mesa, California.

           Such negotiations led to the execution of a formal agreement, in March 1999, between the Company and ICNI. Among other terms, the agreement grants ICNI the semi-exclusive rights to market CATRIX(R) Wound Dressing in Spain only. In return, ICNI is obligated to pay the Company a license fee and to purchase finished product from the Company.

          However, the full implementation of the ICNI Agreement is subject to the Company's securing marketing approval from the Spanish Health Ministry ("SHM") in Madrid. Inspectors from the Spanish Health Ministry have inspected the Company's facilities and its records on two occasions, in November 1998 and in April 1999. On those same occasions, the Inspectors also visited the Company's contract manufacturers in the U.S. and Canada.

          The Company believes that it has complied fully with SHM requirements and is currently awaiting the results of final documentary review by the SHM.

SCIENTIFIC BACKGROUND.

          BACKGROUND OF CATRIX(R). In the early 1950's, one of the Company's co-founders discovered that cartilage powder significantly hastened the healing of surgical wounds in animals. During early wound healing experiments, it was noted that the margins of the surgical wounds treated with Catrix(R) were less red and swollen than those of the controls. This observation led the discoverer to the application of Catrix(R) to various inflammatory diseases, systemic and topical. One inflammatory condition that was successfully treated was psoriasis, a condition caused by an over production of skin cells.

          The Company believes that Catrix(R) acts as a biological response modifier, regulating the activity of important components of the immune system. Other observed effects of Catrix(R) include:
          -acceleration of wound healing;
          -inhibition of excessive vascularization of certain
           tissues;
          -inhibition of proliferation of malignant cells; and

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

          It has been recognized that renal cell cancers may be responsive to treatment with some cytokines such as interleukin-2. Cytokines are intimate components of the body's immune system, the integrity of which system is important in defending the body against many forms of cancer. Interleukin-2 is somewhat effective in treating renal cell cancer but its usefulness is limited by its significant toxicity. The Company believes that Catrix(R), with its ability to modulate the body's immune system and its non-toxic properties, is promising as a treatment for this devastating disease.

          HEALING DECUBITUS WOUNDS. Decubitus ulcers, or pressure sores, are a scourge of the infirmed elderly, diabetic and generally immobile, wheel chair limited patient. Current therapy includes removal of the dead tissue around the ulcer, good hygiene, and nutrition and nursing care. Given the ever increasing elderly population in the United States and the costs of specialized medical treatment, a product such as Catrix(R), which appears to promote wound healing, will, the Company believes, be sought after by the medical community.

          In July 1998, in pursuit of its marketing opportunities worldwide for Catrix(R) powder and wound care, the Company entered into an agreement with a Spanish physician residing in Barcelona, Spain. This agreement appoints the physician as the Company's exclusive agent in Europe for the purpose of securing marketing approval from the Spanish Health Ministry for Catrix(R) powder in the treatment of all manner of topical wounds.

          Spain is one of the 16 member countries of the European
Union. Under the rules of the EU one member's approval of a therapeutic drug or device results in the automatic approval in the other member nations.

          OTHER TOPICAL TREATMENTS. For the past two years the Company has engaged a corporate specialty formulator for the purpose of designing and formulating several topical products. Among these products are an ointment, creams and a lip balm. Each of these products contains various strengths of pure Catrix(R) powder, generally either 5% or 10%.

          The Ointment product, containing 10% Catrix(R), is intended for the use of physicians only, particularly clinical dermatologists whose practice is largely devoted to laser surgery of the face and/or chemical peel procedures. Patients who undergo such treatments suffer from facial wounds requiring weeks of healing.

          The Company's Catrix(R) Ointment, when applied post-surgically, contributes significantly to the wound healing process greatly reducing the healing period. At this time, Catrix(R) Ointment is the subject of a human clinical trial, ultimately to involve some twenty-five patients undergoing some sort of facial surgery. The trial has received IRB approval and is being conducted by Dr. Maritza I. Perez in her private practice in Mount Kisco, New York. This trial will not be concluded for another few months. However, initial results are most encouraging.

          With the assistance of the same formulator, first above mentioned, the Company has also designed and formulated a 5% Catrix(R) Cream and a 5% Catrix(R) Lip Balm. The Cream is a consumer product intended for use on various skin conditions such as psoriasis, mild sun or chemical burns, scratches and other topical anamolies.
Modest sales of these products have already occurred principally via the Company's Internet web site at www.catrix.com.

PRE-CLINICAL STUDIES OF CATRIX(R).

          During the 1970's, the Company conducted a wide range of pre-clinical laboratory and animal studies to assess the potential safety and efficacy of Catrix(R). These studies included the following: Acute Oral Toxicity (rats); Acute Subcutaneous Toxicity
(mice): Acute Dermal Toxicity (rabbits): 18-Month Chronic Toxicity and Carcinogenicity Study (mice); 2-Year Chronic Toxicity and Carcinogenicity (rats); 14 week Chronic Toxicity Study (dogs); Per cutaneous Toxicity (guinea pigs); Dental Wound Healing (rats); Dental Wound Healing (dogs); and Irritation and Sensitization of Human Skin by Catrix(R).

          The results of these studies were submitted to the FDA and HPB as part of the Company's application for an IND exemption, approval of which is required prior to the commencement of human clinical trials. In 1985, the FDA granted the Company's request for an IND exemption for the application of Catrix(R) in the treatment of Scleroderma, a rare skin disease. Shortly thereafter, the IND exemption was expanded to include the application of Catrix(R) for various forms of cancer, including metastatic renal cell cancer.
Due to financial constraints, the Scleroderma Therapy has not been pursued to date.

HUMAN CLINICAL TRIALS CONDUCTED WITH CATRIX(R)

          Since approval of the Company's IND, it has completed
Phase I clinical trial and is conducting a Phase II clinical trial. The Company's clinical trials involves the administration of Catrix(R) capsules to solid tumor cancer patients. (See, "Business-Government Regulation").

PHASE I TRIALS

          The objective of the Company's Phase I trials (involving the initial introduction of Catrix(R) into human subjects) was to test for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Initial testing was conducted on patients with advanced cancers that were unresponsive to other forms of therapy. Regulatory authorities require that new cancer therapies be administered in patients who have failed conventional therapy and that some indication of efficacy be shown before the drug can be used as the "drug of choice" in earlier stage patients (i.e., in Phase II trials).

          The Company's Phase I studies were conducted in the early 1980's at Pennsylvania State University's Milton S. Hershey Medical Center in Hershey, Pennsylvania , and at the University of Medicine and Dentistry of New Jersey in Newark, New Jersey. The FDA required that both Phase I studies use Catrix(R)-S, the injectable dosage form of Catrix(R) only.

     PHASE II TRIALS.

          The Company is currently engaged in one Phase II trial. Phase II trials involve well controlled tests in a larger (but still limited) patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. The Company's Phase II trial is being conducted at the Westchester County Medical Center, New York Medical College, in Valhalla, New York (the "Valhalla Study"). A second study site has been discontinued due to a failure in timely clinical reporting.

          The Valhalla Study. The Valhalla investigation has been on-going for about 6 years. Of the thirty-five patients enrolled, twenty-two patients, who had completed more than three months of therapy, were considered evaluable for response by the Medical Team overseeing the study. Results to date were reported by the study team, at the thirtieth annual meeting of the American Society of

Clinical Oncology, in Dallas, Texas, May, 1994, and those results were stated to be as follows:


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

     The Valhalla study continues with only one patient on the treatment protocol. This patient has been treated since 1992 and remains essentially disease free.

     The Company intends to expand the Valhalla Study to include approximately 100 patients over the next 6 years, assuming that sufficient funding is available.

     PHASE III TRIALS

          Upon completion of the Phase II trial the Company will meet with the FDA and HPB for authorization to commence Phase III trials to evaluate the overall risks and benefits of Catrix(R) in relation to the treated disease and in light of other available therapies. Following this further evaluation of efficacy and safety, the Company will file its NDA and NDS. (See, "Government Regulation-Orphan Drug Status").

     TRIALS INVOLVING DECUBITUS ULCERS

          Given the FDA's approval of the 510(k) application for the use of Catrix(R) in wound treatment, Catrix(R) powder can be marketed in the U.S. presently. In order to spark interest in the material, the Company supplied Catrix(R) powder to two hospitals for the treatment of patients suffering from decubitus or venus ulcers. Clinical results have been encouraging. Additional in vivo and in vitro trials may be undertaken by ICNI in Spain.

     LABORATORY STUDIES

          As part of the FDA and HPB approval process, the Company may be required to do additional laboratory research into the molecular composition of the active fractions of Catrix(R). Significant progress has been made in this regard by consultants working under contract with the company. Results of this research will assist the Company in developing standardized manufacturing and production processes. In addition, chemically modified versions of the isolated active fractions may prove to have additional therapeutic effects.

          Several of the Company's specific laboratory research projects conducted at Battelle Columbus Laboratories relating to cancer conclude that there are low molecular weight components of Catrix(R) which are anti-mitotic, that is, relatively small components in Catrix(R) that prevent cell replication. Further results indicate that certain higher molecular weight components of Catrix(R) have a significant effect on many segments of the body's immune system. The results of these later investigations have been published in the Journal of Biological Response Modifiers.

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

          All of the Company's contract manufacturing facilities will be subject to periodic inspections by the FDA and comparable agencies from countries in the European Union. If violations of applicable regulations are discovered during these inspections, the Company may be restrained from continued marketing of the manufactured products. Such facilities are also subject to regulation regarding, among other things, occupational safety, laboratory practices, the use and handling of radio-isotopes and hazardous chemicals, prevention of illness and injury, environmental protection and hazardous substance control.

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

RAW MATERIALS AND MANUFACTURING.

          Catrix(R) is manufactured for the Company by contract manufacturers. These new manufacturers are as will be FDA-approved pharmaceutical manufacturing facility. The Company's food supplement cartilage material, BIO-CARTILAGE(R) , and its POLY-NAG(R) are manufactured in the United States and an additional manufacturer is being developed in the Western Pacific Area.


          RAW MATERIALS. Catrix(R) is prepared from animal cartilage tissue. The most accessible and easily processed source is bovine tracheas collected from normal healthy beef cattle, subsequent to slaughter. Tracheas are cleaned, flash frozen and delivered to qualified pharmaceutical manufacturing facilities. The cattle from which the tracheas are harvested are certified free of BSE (Bovine Spongiform Encephylitis).

          REGULATORY REVIEW. All Catrix(R) and production procedures have been submitted in extensive detail to the FDA, the HPB in Canada, and the Spanish Health Ministry in Spain, and accepted as part of the review of the Company's official submissions with respect to studying Catrix(R) in patients.

PATENTS AND PROPRIETARY TECHNOLOGY.

          The Company was granted and owns, by assignment, several United States patents some of which have expired, and has assigned certain patents to Catrix(R) Research Limited Partnership (see, "Certain Relationships and Related Transactions"). The most recent patent granted was for the use of cartilage-based agents as an anti-tumor agent and method (U.S. Patent #4,827,607).

          The Company also holds several patents in various foreign countries. While the Company believes that these patents may be valuable, there is no assurance that any such patent will afford the Company any material protection. Furthermore, if any of its patents should be infringed, there is no assurance that the Company would be financially capable of protecting its interests.

COMPETITION.

          Competition in the anti-cancer, wound healing pharmaceutical industry is based primarily on: product performance, including efficacy, safety, ease of use and adaptability to various modes of administration; patient compliance; price; acceptance by physicians; marketing; and distribution. The availability of patent protection and orphan drug status, and the ability to obtain government approval for testing, manufacturing and marketing are also critical factors. See "Business-Government Regulation."

          Most companies, including well-known pharmaceutical and chemical companies, are marketing anti-cancer drugs and seeking to develop new products and technologies for the treatment of cancer and chronic non-healing wounds. Many of these companies have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many such companies have had significantly greater experience both in undertaking pre-clinical testing and human clinical trials of new or improved pharmaceutical products, and obtaining the approval of the FDA or other regulatory authorities to market products for health care. Accordingly, the Company's competitors may succeed in obtaining regulatory approval of such products before the Company obtains approval of competitive products.

HUMAN RESOURCES.

          EMPLOYEES AND CONSULTANTS.

          At August 1, 1999, the Company had three full time employees, and retains several consultants to assist in the administration of the Company and coordinating its ongoing research and clinical trials.

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

          The Company's Scientific Advisory Board consists of Dr.
William T. Sherman, Vice President for Science-Elect. , as Chair, and the following persons:

          Michael Bazinet M.D., is assistant Urologist, Attending Staff at The Montreal General Hospital in Montreal, Quebec, Canada, and Assistant Professor of Urology, McGill University. Dr. Bazinet has completed residencies in surgery and urology at Sherbrooke University and a residency in urology at the Royal Victoria Hospital. He has served as a Research Fellow in Human Tumor Immunology and as a Clinical Fellow in Urologic Oncology at Memorial Sloan-Kettering Hospital in New York, NY. He has authored or co-authored numerous papers and presentations.

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

ITEM 2. PROPERTIES
        ----------
          The Company owns no real property. Its executive offices in New York City, occupying approximately 2,200 square feet, are currently leased under a five year lease ending January 31, 2004. Management considers that its leased premises are well maintained and sufficient for its present operations.

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

FISCAL YEAR ENDING MAY 31, 1999              HIGH           LOW

Fourth Quarter                                .78      .31
Third Quarter                                 .35      .17
Second Quarter                                .36      .06
First Quarter                                 .37      .13


FISCAL YEAR ENDING MAY 31, 1998                HIGH    LOW

Fourth Quarter                                 7/16    3/16
Third Quarter                                  .26     1/4
Second Quarter                                 5/8     1/4
First Quarter                                  .80     .4




          On July 16, 1999 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $.625. As of May 31, 1999 there were 550 holders of record of the Company's
Common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
         --------------------------------------------------
RESULTS OF OPERATIONS
---------------------
OVERVIEW
--------
          Since its inception, the Company has primarily devoted its
resources to fund research, drug discovery and development.   In
addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE(R), to a food supplement distributor for sale through nutritional food supplement stores in the U.S. In the current fiscal year, the Company began direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $14.7 million from inception to May 31, 1999. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.


FISCAL YEAR ENDED MAY 31, 1999 COMPARED TO MAY 31, 1998
-------------------------------------------------------
     The Company's revenues increased in the year ended May 31, 1999 from the comparative prior fiscal year primarily due to the commencement of direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. Total costs and expenses during the year ended May 31, 1999 were 98% higher than those of the comparative prior year principally due to higher professional fees and consulting, research and development expenses, Cost of product sales, office salaries, rent and travel expenses. Other administrative expenses in fiscal 1998 includes $37,000 of fees which were paid with the issuance of 92,500 shares of restricted Common Stock of the Company. Professional fees and consulting, research and development and travel and meetings expenses have increased in the current fiscal year with additional professionals and outside services required to assist the company in promotion, regulatory and commercial development matters. Officer salaries and interest expense increased by $150,141 and $155,145 in fiscal 1999, respectively, due to the below market issuance and extension of stock options to an officer and the issuance of shares of restricted common stock upon the conversion of advances from related parties, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

OVERVIEW

          The Company has had losses from operations in each of the five years ended May 31, 1999. This trend may continue in the foreseeable future. Working capital has been provided since the Company's inception primarily from the sale of equity securities, from borrowings (from its officers, directors, and shareholders and from outside investors), and in recent years, from revenues from licensing fees and product sales.

          During the current fiscal year $960,225 of Advances from Stockholders were exchanged for 4,989,761 shares of the Company's
Common Stock.

PRESENT LIQUIDITY

          The Company's present liquidity position is critical. As of May 31, 1999 the Company's total assets exceed its liabilities by $76,257. The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending August 31, 1999, to sustain its operations.

          As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 1999 of ($938,382), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of May 31, 1998 and 1999 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

          The Company began to sell a line of cosmetic products and plans to continue to implement plans to sell BIO-CARTILAGE(R) to the over-the-counter food supplement market. In addition, the company continues to seek to obtain either a new licensee, or distributors, for its Catrix(R) product, in powder form only, for topical wound healing purposes. If successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try to obtain financing from additional advances from stockholders and sales of unregistered shares of common stock.

          On March 16, 1999, the Company announced that it had entered into an agreement with ICN IBERICA, S.A. ("ICNI", a wholly owned subsidiary of ICN Pharmaceuticals, USA) of Barcelona, Spain whereby ICNI acquired the semi-exclusive rights to distribute and market the Company's CATRIX(R) WOUND CARE DRESSING in Spain for a period of ten years. Implementation of this Agreement is contingent upon securing marketing approval for the product by the Spanish Health Ministry. Such approval has been under review by the Spanish Health Ministry for several months.

          The Agreement with ICNI also contains terms granting it the exclusive right, for a limited period of time, to negotiate with the Company for the expansion of its exclusive territory to include all of the countries in the European Union. Additionally, the Agreement gives ICNI the exclusive right, for a similarly limited period of time, to negotiate with the Company for the inclusion of CATRIX(R) 10 OINTMENT in its product line for distribution within the countries covered by the Agreement.

          The Company has no material commitments for capital expenditures at May 31, 1999.

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



ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          -----------------------------------------------------------

The executive officers and directors of the Company are as follows:

Name                                         Position
----                                         --------
Gerard A. Dupuis                             Chairman and
                                             Chief executive
                                             Officer, Director.

William T. Sherman, Ph.D.                    Vice President
                                             Science Elect.

Frank E. Berglas                             Director.

George E. Ehrlich, M.D.                      Director.

Charles T. Maxwell                           Executive Vice President
                                             and Director.

          Mr. Dupuis (age 61) is an attorney who practiced in New York City for more than twenty five years. He became General Counsel, Secretary and a Director of the Company in February 1986. On June 19, 1990 Mr. Dupuis was elected President and Chief Executive Officer of the Company and in 1992 was elected chairman. Mr. Dupuis is a graduate of Syracuse University and received his law degree from Columbus School of Law, of the Catholic University of America in Washington, D.C.

          Dr. Sherman (age 57) Executive Vice President for Science-Elect of the Company, received his Bachelor of Science in pharmacy from the Philadelphia College of Pharmacy and Science, and a Ph.D. in pharmacology from Temple University. Since 1989 Dr. Sherman has been an independent consultant to the pharmaceutical industry. From 1987 to 1989 he served as Vice President of Martec Pharmaceutical Company. Prior to that he was Vice President for research and development for the Company. Dr. Sherman is a registered pharmacist in Pennsylvania and New Jersey and has published in several scientific journals.

          Mr. Berglas (age 58) was the President and Chief Executive Officer of Great Lakes American Reinsurance Co., a position he has held for more than the past five years until his retirement in 1997.
 He became a Director of the Company on December 1, 1993. Mr. Berglas is a graduate of City College of New York.

          Dr. Ehrlich (age 70) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

          Mr. Maxwell (age 67) was the Vice Chairman and Senior
Energy Strategist of C.J. Lawrence Inc., a member firm of the New
York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice-President of the Company in July 1997. Mr.Maxwell is a graduate of Princeton University and Oxford University.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------
                         Annual Compensation      Long-Term
                         -------------------      Compensation
                                                  Awards
                                                  ------------
Name and                 Fiscal Year
Principal                Ended
Position                 May 31,       Salary $       Warrants (#)
--------                 -------       --------       ------------
Gerard A. Dupuis         1999          $150,000        1,700,000
President and CEO        1998          $152,000          100,000
                         1997          $127,000             -



Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values.
------------------------------------------------------------------
               Shares              Number of      Value of
               Acquired            Unexercised    Unexercised
               on        Value     Options/       In-the-money
               Exercise  Realized  Warrants       Options
                                   at FY End (#)  Warrants
                                                  at FY End ($)
Name             (#)       ($)     Exercisable    Exercisable
------------------------------------------------------------------
G.A. Dupuis                        Warrants       Warrants
                                   2,920,312      $1,393,967


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------
          The following table sets forth, as of May 31, 1999, the ownership of the Company's Common Stock by (I) each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

          Name and                 Number of Shares
Title of  Address of               Beneficially        Percent
Class     Beneficial Owner         Owned               of Class (1)
------------------------------------------------------------------
Common    Gerard A. Dupuis (2)       3,101,229             12.58%
Stock     420 Lexington Avenue
          Suite 212
          New York, NY 10170


          Charles T. Maxwell (2)     6,806,307             30.94%
          420 Lexington Avenue
          Suite 212
          New York, NY 10170


          Frank E. Berglas (2)         275,000              1.26%
          420 Lexington Avenue
          Suite 212
          New York, NY 10170

          Peter B. Ruffin (2)        2,525,500             11.49%
          753 Forest Hills Drive
          Wilmington, NC

          George E. Ehrlich (2)        150,000              0.69%
          420 Lexington Avenue
          Suite 212
          New York, NY 10170

          Directors and              10,332,536            40.93%
          Officers as a group
          (2) (4 persons)


          (1) The percentages are calculated on the basis of 21,725,169 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire, owned by such a person if exercisable within 60 days of May 31, 1999 are deemed outstanding, but such shares are not deemed outstanding for the purpose of calculating the percentage of Common Stock owned by any other person. All share ownership is direct unless otherwise indicated.

          (2) Includes 252,000, 2,920,312, 175,000, 150,000 and
272,000 warrants to purchase the Company's Common Stock held by Mr. Ruffin, Mr. Dupuis, Mr. Berglas, Dr. Ehrlich and Mr. Maxwell, respectively.

          During the year end May 31, 1999, Merrs. Maxwell and
Ruffin received shares of the Company's common stock upon the exercise of common stock purchase Warrants; they plan to file reports on Form 4 reporting their changes in beneficial ownership of shares of the Company's common stock late, by the end of August 1999 or shortly thereafter.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------
          None.


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

*** Incorporated by reference to Registrant's Form 8K dated September 6, 1995.

****           Incorporated by reference to Registrant's Form
               10-KSB for the fiscal year ended May 31, 1998.



(b)            Reports on Form 8-K
               -------------------
               There were no reports on Form 8-K filed by the Company during the fourth Quarter at the year ended May 31, 1999.

                              SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LESCARDEN INC.

                                   By: S/Gerard A. Dupuis
                                       ------------------
                                   Gerard A. Dupuis, President
                                   August 23, 1999

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  S/Gerard A. Dupuis            President, Principal Executive
     ------------------
     Gerard A. Dupuis              Officer, Principal Financial
     August 23, 1999               Officer, Principal Accounting
                                   Officer and Director



By:  S/Frank E. Berglas            Director
     ------------------
     Frank E. Berglas
     August 23, 1999



By:  S/George E. Ehrlich           Director
     -------------------
     George E. Ehrlich
     August 23, 1999


By:  S/Charles T. Maxwell          Executive Vice President
     --------------------
     Charles T. Maxwell
     August 23, 1999

                                                               LESCARDEN INC.

                                                INDEX TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
Independent Auditor's Report                                             F-2
Balance Sheet as of May 31, 1999                                         F-3
Statement of Operations for the Years Ended May 31, 1999 and 1998        F-4
Statement of Stockholders' Equity (Deficiency)
 for the Years Ended May 31, 1999 and 1998                               F-5
Statement of Cash Flows for the Years Ended May 31, 1999 and 1998        F-6
Notes to Financial Statements                                       F-7 - F-12

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Lescarden Inc.

We have audited the accompanying balance sheet of Lescarden Inc. (the "Company") as of May 31, 1999 and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and has recognized limited revenue which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 22, 1999
F-2

                                                                 LESCARDEN INC.

                                                                         BALANCE SHEET
May 31, 1999
--------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                    $     91,525
  Inventory                                                                    191,316
  Prepaid expenses                                                              36,000
--------------------------------------------------------------------------------------
      Total current assets                                                     318,841

Security Deposit                                                                 3,080

Deferred Income Tax Asset, net of valuation allowance of $ 3,241,000              -
--------------------------------------------------------------------------------------
      Total Assets                                                        $    321,921
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                   $    202,414
  Unearned revenue                                                              43,250
--------------------------------------------------------------------------------------
      Total liabilities                                                        245,664
--------------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity (Deficiency):
  Convertible preferred stock - $.02 par value; $1.50 liquidation value
   (aggregating $138,000); authorized 2,000,000 shares, issued and
   outstanding 92,000 shares                                                     1,840
  Common stock - $.001 par value; authorized 200,000,000 shares, issued
   and outstanding 21,725,169                                                   21,725
  Additional paid-in capital                                                14,728,848
  Accumulated deficit                                                      (14,676,156)
--------------------------------------------------------------------------------------
      Stockholders' equity                                                      76,257
--------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                          $    321,921
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                               STATEMENT OF OPERATIONS
Year ended May 31,                                                 1999           1998
--------------------------------------------------------------------------------------
Revenue:
  Product sales                                           $      23,655           -
  Royalties and other                                             1,101   $      1,944
--------------------------------------------------------------------------------------
Total revenue                                                    24,756          1,944
--------------------------------------------------------------------------------------
Costs and expenses:
  Cost of product sales                                          17,978           -
  Salaries:
    Officer                                                     309,525        159,384
    Office                                                       18,777          9,190
  Interest                                                      155,145
  Professional fees and consulting                              235,644        172,896
  Research and development                                       67,801         23,286
  Rent and office expenses                                       82,903         60,367
  Travel and meetings                                            51,631         19,979
  Taxes                                                             692            745
  Insurance                                                       1,009          1,534
  Other administrative expenses                                  22,033         39,423
--------------------------------------------------------------------------------------
Total costs and expenses                                        963,138        486,804
--------------------------------------------------------------------------------------
Net loss                                                   $   (938,382)  $   (484,860)
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
Net loss per common share                                  $       (.05)  $       (.03)
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding         18,513,379     16,293,704
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    Convertible
                                  Preferred Stock                Common Stock         Additional                   Stockholders'
                               Number of    Par Value       Number of    Par Value     Paid-in     Accumulated         Equity
                                 Shares      Amount           Shares     Amount        Capital     Deficit          (Deficiency)
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 1, 1997          92,000    $  1,840        15,882,218  $ 15,882    $ 13,248,298  $ (13,252,914)     $    13,106
Issuance of common stock
 upon exercise of common
 stock warrants                    -           -              636,590       637         105,768           -             106,405
Issuance of common stock
 for services                      -           -               92,500        92          36,908           -              37,000
Issuance of common stock
 warrants for services             -           -                 -         -             23,910           -              23,910
Net loss                           -           -                 -         -               -          (484,860)        (484,860)
--------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1998          92,000       1,840        16,611,308    16,611      13,414,884    (13,737,774)        (304,439)
Issuance of common stock
 upon exercise of common
 stock warrants                    -           -              124,100       124          14,336           -              14,460
Issuance of common stock
 upon conversion of advances
 to related parties                -           -            4,989,761     4,990       1,110,380           -           1,115,370
Issuance of common stock
 warrants for services             -           -                 -         -            189,248           -             189,248
Net loss                           -           -                 -         -               -          (938,382)        (938,382)
--------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1999          92,000    $  1,840        21,725,169  $ 21,725    $ 14,728,848  $ (14,676,156)     $    76,257
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                      STATEMENT OF CASH FLOWS

Year ended May 31,                                                        1999           1998
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                          $ (938,382)    $ (484,860)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Issuance of common stock upon conversion of advances to
     related parties                                                   155,145           -
    Issuance of common stock for services                                 -            37,000
    Issuance of common stock warrants for services                     189,248         23,910
    Changes in operating assets and liabilities:
      Increase in inventory                                           (156,250)       (25,578)
      Increase in prepaid expenses                                     (36,000)          -
      Increase (decrease) in accounts payable and accrued expenses      92,746         (5,134)
      Increase in unearned revenue                                      43,250           -
---------------------------------------------------------------------------------------------
      Net cash used in operating activities                           (650,243)      (454,662)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                14,460        106,405
  Advances from related parties                                        695,000        265,225
---------------------------------------------------------------------------------------------
      Cash provided by financing activities                            709,460        371,630
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                         59,217        (83,032)

Cash at beginning of year                                               32,308        115,340
---------------------------------------------------------------------------------------------
Cash at end of year                                                 $   91,525     $   32,308
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Supplemental schedule of noncash financing activities:

  Conversion of advances received from related parties
   to common stock                                                  $  960,225      $  - 0 -
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
  Issuance of common stock for services                             $   - 0 -       $  37,000
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
  Issuance of common stock warrants for services                    $  189,248      $  23,910
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
  Issuance of common stock upon conversion of advances to
   related parties                                                  $  155,145      $  - 0 -
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                LESCARDEN INC.
                                                 NOTES TO FINANCIAL STATEMENTS


1.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

The Company is engaged in the research, testing and development of medications for the control and cure of various diseases and the licensing of its technologies for commercialization by other companies. In its research and testing to date, the Company has discovered and is primarily investigating Catrix(R), a complex of mucopolysaccharides derived from bovine cartilage.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses from operations during the years ended May 31, 1999 and 1998 and has had limited revenue in those years. At May 31, 1999, the Company had stockholders' equity attributable to a capital infusion through the issuance of 5,113,861 common shares during the year. At May 31, 1998, the Company had a stockholders' deficit. These factors indicate that the Company may be unable to continue as a going concern. In the past few years, management has implemented plans to enter the food supplement business and during the year ending May 31, 2000, management expects the continuation of these plans and additional activity is expected regarding its products for therapeutic applications and wound healing. If successful, this may increase cash flow which would allow the Company to meet its obligations and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue from royalties and license fees is recorded when the funds are received. Revenue from the product sales is recognized upon shipment of the product.

Research and development costs, including patent costs, are charged to costs and expenses in the year incurred.

Net loss per common share is based upon the weighted-average number of common shares outstanding during the year. Stock options, warrants and convertible preferred stock are excluded from the computation of net loss per common share since they would have an antidilutive effect.

Inventory, consisting principally of Catrix(R) and BIO-CARTILAGE(R) supplies and Catrix(R) topical wound treatment creams and solutions, is stated at the lower of cost, determined by the first-in, first-out method, or market.

The Company adopted SFAS No. 123, Accounting for Stock-based Compensation.
The Company has elected to apply Accounting Procedures Bulletin ("APB") Opinion No. 25 and related interpretations in accounting for its stock options issued to employees and has adopted the disclosure-only provisions of SFAS
No. 123.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from those estimates. Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.	INVENTORY:

Inventory at May 31, 1999 consists of the following:

Raw materials                                                        $  96,168
Finished goods                                                          95,148
------------------------------------------------------------------------------
                                                                     $ 191,316
------------------------------------------------------------------------------
------------------------------------------------------------------------------

3.    ADVANCES FROM RELATED PARTIES:

During the year ended May 31, 1998, certain members of the Company's board of directors loaned the Company $265,225. During the year ended May 31, 1999, certain members of the Company's board of directors loaned the Company $695,000. These loans were noninterest-bearing and due on demand. The Company converted these advances into common stock during the year ended
May 31, 1999. The conversion terms were based on the fair market value of the Company's stock at the time of conversion. The Company recorded an interest charge of $155,145 as a result of the conversion in the accompanying statement of operations.

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

Year ended May 31,                     1999                      1998
------------------------------------------------------------------------
                                        Weighted-              Weighted-
                                         Average                Average
                                        Exercise               Exercise
                            Options       Price    Options       Price
------------------------------------------------------------------------
Outstanding at beginning
 of year                     80,000     $  .75     175,000        $.61
Canceled during year         80,000        .75      95,000         .50
      Outstanding at
        end of year          - 0 -      $- 0 -      80,000        $.75
------------------------------------------------------------------------
------------------------------------------------------------------------

In the year ended May 31, 1993, the Company approved the "1992 Employee Incentive Stock Plan" (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 1999, no options were granted under the 1992 Plan.

The Company has outstanding warrants permitting the holders to purchase shares of its common stock at prices ranging from $.10 to $1.00 per share. The warrants have varying expiration dates to May 15, 2007. Warrants to purchase 5,548,739 common shares were outstanding at May 31, 1999. In the years ended May 31, 1999 and 1998, warrants to purchase 550,000 and 84,000 common shares expired, respectively. In the years ended May 31, 1999 and 1998, warrants to purchase 124,100 and 636,590 common shares, respectively, were exercised at prices ranging from $.10 to $.12 and from $.15625 to $.25 per share, respectively. During the years ended May 31, 1999 and 1998, warrants to purchase 2,205,000 and 180,000 shares of common stock, respectively, were issued. The warrants contain restrictions on transfer and required that the underlying shares be acquired solely for investment.

The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock warrants and to present the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the warrants granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended
May 31, 1999 and 1998 would approximate the pro forma amounts indicated in the table below.

Year ended May 31,                                  1999                 1998
-----------------------------------------------------------------------------
Net loss - as reported                      $   (938,382)        $   (484,860)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Net loss - pro forma                        $ (1,267,737)        $   (507,060)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Net loss per common share - as reported     $       (.05)        $       (.03)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Net loss per common share - pro forma       $       (.07)        $       (.03)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended May 31, 1999 and 1998, respectively: expected volatility of 1.48 and 1.43; risk-free interest rates of 4.7% and 6.1%; and expected lives of five years.

At May 31, 1999 and 1998, shares of common stock have been reserved as follows:

                                                    1999              1998
                                                  Number of        Number of
                                                   Shares            Shares
----------------------------------------------------------------------------
Stock option plans                                    -               80,000
Total warrants outstanding including
 those specifically described in the
 notes to financial statements                   5,548,739         4,017,839
----------------------------------------------------------------------------

5.    COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

Substantially all of the Company's purchases for the year ended May 31, 1999 were from one vendor.

During the year ended May 31, 1999, the Company entered into a noncancelable lease with an unrelated third party to rent office space. The lease, which expires in January 2004, is subject to real estate tax escalations and electrical inclusions. In lieu of security deposit, the Company opened a $75,000 irrevocable letter of credit with a financial institution. An officer of the Company is a guarantor of the letter of credit and the lease. The aggregate minimum rental payments under this lease are as follows:

Year ending May 31,
      2000                                                        $  67,200
      2001                                                           68,600
      2002                                                           71,500
      2003                                                           71,500
      2004                                                           47,700
---------------------------------------------------------------------------
                                                                  $ 326,500
---------------------------------------------------------------------------
---------------------------------------------------------------------------

Rent expense charged to operations for the years ended May 31, 1999 and 1998 amounted to approximately $58,000 and $45,000, respectively.

During the year ended May 31, 1999, the Company entered into a three-year agency agreement with a third party (the "Agent"), which is representing the Company for the purpose of securing marketing approval in Spain for Catrix(R) (in powder form) as a wound treatment. The agency agreement also calls for the Agent to identify commercial enterprises able and willing to distribute and market Catrix(R) in each of the countries in the European Union. The Company has agreed to pay finders' fees and commissions to the Agent, as defined.

In March 1999, the Company entered into a 10-year license agreement in which it designated a company located in Spain as a semi-exclusive licensee (the "Licensee") of Catrix(R) Wound Dressing (the "Product"). Upon the signing of the license agreement, the Company received 50% of an up-front fee it is charging for distributorship rights. The balance will be due upon the Company having secured registration and marketing approval for the Product from the Spanish Health Ministry ("SHM"). Failure to secure such registration/marketing approval by September 1, 1999 shall give the Licensee the right to cancel the agreement without further obligation by either party and to demand return of the fee paid. Upon receiving marketing approval from SHM, the Licensee will secure shipments of the Product in minimum order amounts and at prices as defined by the license agreement. In the event that the Licensee's gross margins on the Product fall below a certain margin, or in the event that the exchange rate between the Euro and the U.S. dollar shall vary by 20% for more than 30 days, the parties agree to renegotiate the terms of the price agreement.

A revised agreement with a former Chairman, which is for a period of 20 years, provides for a minimum annual consultancy fee/pension payment of $25,000 to be paid in any year in which the Company's net worth is in excess of $2,500,000 or pretax profits of $500,000 are achieved. In the event of the death of this former Chairman, any amounts due under this agreement will be payable to his estate. Additionally, the agreement provides for the issuance of nonqualified stock options to purchase 100,000 shares of the Company's common stock. Under the agreement, pension costs cannot be reasonably estimated principally because the conditions required to create a pension liability do not exist at May 31, 1999 and are not anticipated in the foreseeable future.

In June 1982, individuals related to the Company formed the Catrix(R) Research Limited Partnership (the "Partnership").

The Company has entered into two agreements with the Partnership, as follows:

	A.	Research Agreement:

            Under the Research Agreement, the Company received $200,000 from the Partnership to perform or cause to be performed research in connection with Catrix(R) involving several technologies. No further payments to the Company by the Partnership are contemplated under the Research Agreement.

	B.	License Agreement:

            Under the License Agreement, the Company assigned to the Partnership (for additional consideration of $25,000) three of its United States patents and one of its United States patent applications. In addition, the Company assigned to the Partnership all foreign patents and patent applications corresponding thereto, together with certain technical information pertaining to Catrix(R). The Partnership granted the Company exclusive worldwide licenses to make, use and sell products developed therefrom, subject to the Company's obligation to pay the Partnership three-fourths of 1% of the net sales price of any licensed products manufactured and sold by the Company, plus percentages ranging from 3.125% to 6.25% of any amounts received from any sublicensees of the Company.

		If the Partnership is terminated, dissolved or its assets are liquidated, the Company will have the option to purchase for $25,000 all United States and foreign patents and patent applications transferred by the Company to the Partnership.

		At May 31, 1999, the principal asset of the Partnership consists of the License Agreement described above.


6.    STOCKHOLDERS' EQUITY:

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

7.    INCOME TAXES:

The Company has net operating loss carryforwards of approximately $8,546,000 available to reduce future taxable income which expire in various years through 2019.

In addition, the Company has a tax credit carryforward, from research ctivities, of approximately $335,000, which expires in 2000.

The utilization of net operating loss carryforwards may be limited as a result of cumulative changes in the Company's stock ownership.

Deferred income taxes reflect the impact of net operating loss carryforwards and tax credits. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss and tax credit carryforwards, the Company has recorded a valuation allowance for the entire deferred tax asset. The deferred income tax asset is comprised of the following at May 31, 1999:

Net operating loss carryforwards                                  $ 2,906,000
Tax credits                                                           335,000
-----------------------------------------------------------------------------
Gross deferred tax assets                                           3,241,000
Valuation allowance                                                (3,241,000)
-----------------------------------------------------------------------------
      Net deferred income tax asset                              $    - 0 -
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------