Form 10QSB
period 1999-08-31
LESCARDEN INC
filed 1999-10-05
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

          Form 10-QSB - Quarterly or Transitional Report
          (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended August 31, 1999.

[   ] Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number 0-10035

                          LESCARDEN, INC.
---------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

        New York                                         13-2538207
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

420 Lexington Avenue, New York Suite 212                   10170
----------------------------------------            ------------------
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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                     Outstanding at August 31, 1999
----------------------------          ------------------------------
Common Stock $.001 par value                     21,725,169

                          LESCARDEN INC.
                          --------------

                                            (UNAUDITED)
                    CONDENSED BALANCE SHEET
                    -----------------------
                         August 31, 1999
                         ---------------
                              ASSETS
                              ------
Current Assets:
     Cash                                                $       86,822
     Inventory                                                  224,512
                                                         --------------
            Total Assets                                 $      311,334
                                                         --------------
                                                         --------------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
    Accounts payable and accrued expenses                $      183,736
    Advances from related parties                               155,000
    Unearned revenue                                             43,250
                                                         --------------
            Total liabilities                                   381,986
                                                         --------------
Stockholders' Deficiency:
    Convertible Preferred Stock                                   1,840
     Common Stock                                                21,725
     Additional Paid-In Capital                              14,728,848
     Accumulated Deficit                                    (14,823,065)
                                                         --------------
       Stockholder's Deficiency                                 (70,652)
                                                         --------------
       Total Liabilities and Stockholders' Deficiency    $      311,334
                                                         --------------
                                                         --------------

                           LESCARDEN INC.

                                                  (UNAUDITED)
                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------
                                                 For the Three Months
                                                   Ended August 31,
                                                 --------------------
                                                 1999            1998
                                                 ----            ----
Total Revenues                            $     9,920     $       464
                                          -----------     -----------
Costs and Expenses:
   Cost of Product Sales                        6,821            -
   Salaries - Officer                          39,228          39,333
   Salaries - Office                           11,659           4,952
   Professional Fees and Consulting            44,458          46,545
   Research and Development                     8,381           1,826
   Rent and Office Expenses                    24,898          17,905
   Travel and Meetings                          7,750           3,937
   Taxes - Other                                  680             680
   Insurance                                       84              47
   Other Administrative Expenses               12,870             932
                                          -----------     -----------
     Total Costs and Expense                  156,829         116,155
                                          -----------     -----------
     Net Loss                             $  (146,909)    $  (115,691)
                                          -----------     -----------
                                          -----------     -----------
     Net Loss Per Share                   $      (.01)    $      (.01)
                                          -----------     -----------
                                          -----------     -----------
Weighted Average Number of
  Common Shares Outstanding                21,725,169      16,311,308
                                          -----------     -----------
                                          -----------     -----------

                            LESCARDEN INC.

                                             (UNAUDITED)
                  CONDENSED STATEMENTS OF CASH FLOWS


                                                                        For the Three Months
                                                                           Ended August 31,
                                                                        --------------------

                                                                         1999            1998
                                                                         ----            ----
Cash Flows (Used in) Operations:
  Net (Loss)                                                      $  (146,909)    $  (115,691)
Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
   Changes in operating assets and liabilities:
  (Increase) decrease in inventory                                    (33,196)          1,232
   Decrease in prepaid expenses                                        36,000            -
   Decrease in security deposit                                         3,080            -
     (Decrease) in accounts payable and
      accrued expenses                                                (18,678)         (3,000)
                                                                  -----------     -----------
  Net Cash (Used In) Operations                                      (159,703)       (117,459)
                                                                  -----------     -----------
Cash Flows Provided By Financing Activities:
     Advances from related parties                                    155,000         190,000
  Cash Flows Provided By Financing                                -----------     -----------
  Activities                                                          155,000         190,000
                                                                  -----------     -----------
 (Decrease) increase in cash                                           (4,703)         72,541

Cash- Beginning of period                                              91,525          32,308
                                                                  -----------     -----------
Cash - End of period                                              $    86,822     $   104,849
                                                                  -----------     -----------
                                                                  -----------     -----------






                               LESCARDEN INC.
                               --------------
                                                       (UNAUDITED)
                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                            August 31, 1999
                            ---------------
Note 1 - General:

     The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1999.


     The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.


                            LESCARDEN INC.


     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
     -----------------------------------------------------------

                        August 31, 1999
                        ---------------

Results of Operations
---------------------

Overview
--------

     Since its inception the Company has primarily devoted its resources to fund research, drug discovery and development. In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE , to a food supplement distributor for sale through nutritional food supplement stores in the U.S. In the fiscal year ended May 31, 1999, the Company began direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. The Company has sustained net losses of approximately $14.8 million from inception to August 31, 1999. The Company has primarily financed its research and development activities through a public offering of Common Stock, and private placements of debt and equity securities and in recent years, revenues from license fees and product sales.

Three months ended August 31, 1999 compared to August 31, 1998.
---------------------------------------------------------------

     The Company's revenues increased in the quarter ended August 31, 1999 from the comparative prior fiscal year primarily due to the commencement of direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material.

     Total costs and expenses during the three months ended August 31, 1999 were 35% higher than those of the comparative period of the prior year principally due to higher office salaries, research and development, rent and office expenses and other administrative expenses.

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


Present Liquidity
-----------------
     The Company's present liquidity position is critical.  As of August 31,
1999 the Company's total liabilities exceeded its total assets by  $ 70,652.
The Company will require additional product sales or funding during, or shortly after the end of,  the current fiscal quarter ending November 30,
1999, to sustain its operations.

     As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 1999 of ($ 938,382), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Company's
Financial Statements as of May 31, 1998 and 1999 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

     The Company began to sell a line of cosmetic products and plans to continue to implement plans to sell BIO-CARTILAGE<F1> to the over-the-counter food supplement market. In addition, the company continues to seek to obtain either a new licensee, or distributors, for its CATRIX<F1> product, in powder form only, for topical wound healing purposes (see below). If successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try to obtain financing from additional advances from stockholders and sales of unregistered shares of uncommon stock.

     On March 16, 1999, the Company announced that it had entered into agreement with ICN IBERICA, S.A. ("ICNI", a wholly owned subsidiary of ICN
Pharmaceuticals, USA) of Barcelona, Spain whereby ICNI acquired the semi-exclusive rights to distribute and market the Company's CATRIX<F1> WOUND
CARE DRESSING in Spain for a period of ten years. Implementation of this Agreement is contingent upon securing marketing approval for the product by the Spanish Health Ministry.

     On September 13, 1999, the Company announced that its CATRIX<F1> WOUND
DRESSING product was granted full marketing approval by the Spanish Health
Ministry in Madrid. Under the prevailing regulations of the European Union, of which Spain is a member, a drug/device approval in one member country renders the product marketable in all member states. Therefore, CATRIX<F1>
WOUND DRESSING may now be sold throughout the 15 countries of the European
Union.

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

     The Company has no material commitments for capital expenditures at August 31, 1999.

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

<F1>
A registered trademark of Lescarden Inc.


                          LESCARDEN INC.
                          --------------
                   Part II - Other Information
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits: EX-27

          (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 1999.

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





                         LESCARDEN INC.
                         --------------
                         (Registrant)




Date: October 5, 1999    s/Gerard A. Dupuis
                         -----------------------
                         Gerard A. Dupuis
                         Chairman of the Board
                         Chief Executive Officer



