Form 10QSB
period 1999-11-30
LESCARDEN INC
filed 1999-12-22
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

          Form 10-QSB - Quarterly or Transitional Report
          (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended November 30, 1999.

[   ] Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number 0-10035

                                   LESCARDEN, INC.
---------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

        New York                                         13-2538207
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

420 Lexington Avenue, New York Suite 212                   10170
----------------------------------------            -------------------
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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                  Outstanding at November 30, 1999
----------------------------       --------------------------------
Common Stock $.001 par value                  21,875,169

                           LESCARDEN INC.
                           --------------

                                              (UNAUDITED)
                     CONDENSED BALANCE SHEET
                     -----------------------
                        November 30, 1999
                        -----------------
                              ASSETS
                              ------
Current Assets:
     Cash                                                    $  23,541
     Accounts receivable                                        10,500
     Inventory                                                 217,079
                                                             ---------
            Total Assets                                     $ 251,120
                                                             ---------
                                                             ---------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
    Accounts payable and accrued expenses                    $ 135,486
    Advances from related parties                              167,000
                                                             ---------
            Total Liabilities                                  302,486
                                                             ---------
Stockholders' Deficiency:
    Convertible Preferred Stock                                  1,840
    Common Stock                                                21,875
    Additional Paid-In Capital                              14,783,698
    Accumulated Deficit                                    (14,858,779)
                                                           -----------
      Stockholder's Deficiency                                 (51,366)
                                                           -----------
      Total Liabilities and Stockholders' Deficiency         $ 251,120
                                                           -----------
                                                           -----------

                          LESCARDEN INC.

                                                (UNAUDITED)
                CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------

                                                For The Three Months             For the Six Months
                                                 Ended November 30,               Ended November 30,
                                                --------------------             -------------------
                                                  1999          1998               1999           1998
                                                  ----          ----               ----           ----

License fees                                $   86,500          -            $   86,500           -
Product sales and other                         20,108         2,563             30,028          3,027
                                            ----------     ----------        ----------      ----------
Total Revenues                              $  106,608     $   2,563         $  116,528      $   3,027
                                            ----------     ----------        ----------      ----------
Costs and Expenses:
   Cost of Sales                                11,710         1,954             18,531          1,954
   Salaries - Officer                           39,804        39,332             79,032         78,665
   Salaries - Office                             4,432         3,402             16,091          8,354
   Professional Fees and Consulting             25,366        54,045             69,824        100,590
   Research and Development                      6,538         5,582             14,919          7,408
   Rent and Office Expenses                     26,081        16,679             50,979         34,584
   Travel and Meetings                           2,081         3,797              9,831          7,734
   Taxes - Other                                  -             -                   680            680
   Insurance                                       900           521                984            566
   Other Administrative Expenses                25,410         2,476             38,280          3,408
                                            ----------     ----------        ----------     ----------
     Total Costs and Expenses                  142,322       127,788            299,151        243,943
                                            ----------     ----------        ----------     ----------
     Net (Loss)                             $  (35,714)    $(125,225)        $ (182,623)    $ (240,916)
                                            ----------     ----------        ----------     ----------
                                            ----------     ----------        ----------     ----------
     Net (Loss) Per Share                   $   ( .002)    $   ( .01)        $     (.01)    $     (.01)
                                            ----------     ----------        ----------     ----------
                                            ----------     ----------        ----------     ----------
Weighted Average Number of
  Common Shares Outstanding                 21,800,169     18,060,376        21,775,169     17,577,421
                                            ----------     ----------        ----------     ----------
                                            ----------     ----------        ----------     ----------

                          LESCARDEN INC.

                                           (UNAUDITED)
                CONDENSED STATEMENTS OF CASH FLOWS

                                                         For the Six Months Ended
                                                               November 30,
                                                       ------------------------------
                                                              1999               1998
                                                              ----               ----
Cash Flows (Used in) Operations:
  Net (Loss)                                           $  (182,623)       $  (240,916)
  Adjustments to reconcile net (loss)
   to net cash used in operations:
  Changes in operating assets and liabilities:
   (Increase) in inventory                                 (25,763)           (39,991)
   (Increase) in accounts receivable                       (10,500)              -
    Decrease in prepaid expenses                            36,000               -
    Decrease in security deposit                             3,080               -
   (Decrease) in accounts payable
    and accrued expenses                                   (66,928)            (3,000)
   (Decrease) unearned revenue                             (43,250)              -
                                                       -----------        -----------
Net Cash (Used In) Operations                             (289,984)          (283,907)

                                                       -----------        -----------
Cash Flows Provided By Financing Activities:
  Increase (decrease) in advances from related parties     167,000           (265,225)
  Proceeds from purchase of common stock and
   exercise of common stock purchase warrants               55,000              2,160
  Proceeds from the conversion of advances
   from related parties into common stock                     -               575,225
                                                       -----------       ------------
  Cash Flows Provided By Financing
   Activities                                              222,000            312,160
                                                       -----------       ------------
Increase (Decrease) in cash                                (67,984)            28,253

Cash- Beginning of period                                   91,525             32,308
                                                       -----------       ------------
Cash - End of period                                   $    23,541       $     60,561
                                                       -----------       ------------
                                                       -----------       ------------

                            LESCARDEN INC.
                            --------------
                                                       (UNAUDITED)
                  NOTES TO FINANCIAL STATEMENTS
                  -----------------------------
                       November 30, 1999
                       -----------------
Note 1 - General:

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


                            LESCARDEN INC.


     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
     -----------------------------------------------------------
                        November 30, 1999
                        -----------------
Results of Operations
---------------------
Overview
--------
     Since its inception the Company has primarily devoted its resources to fund research, drug discovery and development. In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1>, to a food supplement distributor for sale through nutritional food supplement stores in the U.S. The Company has sustained net losses of approximately $14.9 million from inception to November 30, 1999. The Company has primarily financed its research and development activities through a public offering of Common Stock, and private placements of debt and equity securities and in recent years, revenues from license fees and product sales.

Three Months and Six Months ended November 30, 1999 compared to the Three
-------------------------------------------------------------------------
Months and Six Months ended November 30, 1998.
----------------------------------------------

     The Company's revenues increased in the quarter and six months ended November 30, 1999 from the comparative prior fiscal year periods primarily due to a license fee earned persuant to the Company's agreement with ICN IBERICA, S.A. (see below) and the commencement of direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material.

     Total costs and expenses during the three months ended and six months ended November 30, 1999 were 11% and 23% higher, respectively, than those of the comparative periods of the prior year principally due to higher office salaries, research and development, rent and office expenses and other administrative expenses.

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



Present Liquidity
-----------------
     The Company's present liquidity position is critical. As of November 30, 1999 the Company's total liabilities exceeded its total assets by $51,366.
The Company will require additional product sales or funding during, or shortly after the end of, the current fiscal quarter ending February 29, 2000, to sustain its operations.

     As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 1999 of ($938,282), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Company's Financial Statements as of May 31, 1998 and 1999 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

     The Company began to sell a line of cosmetic products and plans to continue to implement plans to sell BIO-CARTILAGE<F1> to the over-the-counter food supplement market. In addition, the Company continues to seek to obtain either a new licensee, or distributors, for its CATRIX<F1> product, in powder form only, for topical wound healing purposes (see below). If successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try to obtain a financing from additional advances from related parties and sales of unregistered shares of common stock.

     On March 16, 1999, the Company announced that it had entered into agreement with ICN IBERICA, S.A. ("ICNI", a wholly owned subsidiary of ICN
Pharmaceuticals, USA) of Barcelona, Spain where by ICNI acquired the semi-exclusive rights to distribute and market the Company's CATRIX WOUND
CARE DRESSING in Spain for a period of ten years. Implementation of this Agreement is contingent upon securing marketing approval for the product by the Spanish Health Ministry.

     On September 13, 1999, the Company announced that its CATRIX<F1> WOUND DRESSING product was granted full marketing approval by the Spanish
Health Ministry in Madrid. Under the prevailing regulations of the European Union, of which Spain is a member, a drug/device approval in one member country renders the product marketable in all member states. Therefore, CATRIX<F1> WOUND DRESSING may now be sold throughout the 15 countries of the European Union. The Company is hopeful, although there can be no assurance, that the distribution of CATRIX<F1> WOUND DRESSING, in Spain may start during the first quarter of calendar year 2000.

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

     The Company has no material commitments for capital expenditures at November 30,1999.


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

<F1>
A registered trademark of Lescarden Inc.

                          LESCARDEN INC.
                          --------------
                   Part II - Other Information
                   ---------------------------
Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits: EX-27

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 1999.

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





                         LESCARDEN INC.
                         --------------
                         (Registrant)




Date: December 21, 1999  s/Gerard A. Dupuis
                         -----------------------
                         Gerard A. Dupuis
                         Chairman of the Board
                         Chief Executive Officer