Form 10QSB
period 2000-02-29
LESCARDEN INC
filed 2000-03-22
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

          Form 10-QSB - Quarterly or Transitional Report
          (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended February 29, 2000.

[   ] Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from                  to

Commission file number 0-10035

                                   LESCARDEN, INC.
----------------------------------------------------------------------
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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                    Outstanding at February 29, 2000
----------------------------          --------------------------------
Common Stock $.001 par value                     21,875,169

                           LESCARDEN INC.

                                              (UNAUDITED)
                     CONDENSED BALANCE SHEET
                     -----------------------
                        February 29, 2000
                        -----------------
                              ASSETS
                              ------
Current Assets:
     Cash                                               $    6,790
     Accounts Receivable                                   232,653
     Inventory                                             135,745
                                                        ----------
           Total Assets                                 $  375,188
                                                        ----------
                                                        ----------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
    Accounts Payable and Accrued Expenses               $  194,695
    Advances from Stockholders                             272,000
                                                        ----------
            Total liabilities                              466,695

Stockholders' Deficiency:
    Convertible Preferred Stock                              1,840
    Common Stock                                            21,875
    Additional Paid-In Capital                          14,783,698
    Accumulated Deficit                                (14,898,920)
                                                        ----------
       Stockholder's Deficiency                            (91,507)
                                                        ----------
       Total Liabilities and Stockholders' Deficiency   $  375,188
                                                        ----------

                            LESCARDEN INC.

                                                     (UNAUDITED)
                CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------
                                          For The Three Months    For the Nine Months
                                          Ended February 29,      Ended February 29,
                                          --------------------    -------------------
                                            2000          1999          2000         1999
                                            ----          ----          ----         ----
Total Revenues                         $ 231,179     $  13,475     $ 347,707     $ 16,502
                                       ---------     ---------     ---------
Costs and Expenses:
   Cost of Sales                         134,284        10,209       152,815       12,163
   Salaries - Officer                     39,228        39,332       118,260      117,997
   Salaries - Office                       4,016         3,369        20,107       11,723
   Professional Fees and Consulting       37,275        51,461       107,099      152,051
   Research and Development                6,735        41,507        21,654       48,915
   Rent and Office Expenses               25,994        22,171        76,973       56,755
   Travel and Meetings                    16,414        12,016        26,245       19,750
   Taxes - Other                            -             -              680          680
   Insurance                                 625           252         1,609          818
   Other Administrative Expenses           6,749         7,173        45,029       10,581
                                       ---------     ---------     ---------    ---------
     Total Costs and Expenses            271,320       187,490       570,471      431,433
                                       ---------     ---------     ---------    ---------
     Net (Loss)                        $ (40,141)    $(174,015)    $(222,764)   $(414,931)
                                       ---------     ---------     ---------    ---------
                                       ---------     ---------     ---------    ---------
     Net (Loss) Per Share              $   ( .00)    $   ( .01)    $    (.01)   $    (.02)
                                       ---------     ---------     ---------    ---------
                                       ---------     ---------     ---------    ---------
Weighted Average Number of
  Common Shares Outstanding           21,875,169    19,509,238    21,800,169   18,550,530
                                      ----------    ----------    ----------   ----------
                                      ----------    ----------    ----------   ----------

                            LESCARDEN INC.

                                             (UNAUDITED)
                CONDENSED STATEMENTS OF CASH FLOWS

                                                     For the Nine Months Ended
                                                     February 29

                                                            2000            1999

Cash Flows (Used in) Operations:
 Net (Loss)                                        $  (222,764)    $  (414,931)
 Adjustments to reconcile net (loss)
  to net cash used in operations:
 Changes in operating assets and liabilities:
 Decrease (Increase) in inventory                       55,571        (105,781)
 (Increase) in account receivable                     (232,653)           -
 Decrease in prepaid expenses                           36,000            -
 Decrease in security deposit                            3,080            -
 (Decrease)Increase in accounts payable
  and accrued expenses                                  (7,719)         32,000
 (Decrease) unearned revenue                           (43,250)           -
                                                   -----------     -----------
Net Cash (Used In) Operations                         (411,735)       (488,712)
                                                   -----------     -----------

Cash Flows Provided By Financing Activities:
 Increase (decrease) in advances from related parties  272,000        (115,225)
 Proceeds from exercise of common stock
   purchase warrants                                    55,000           2,160
 Proceeds from the conversion of Advances
   from stockholders into common stock                    -            575,225
 Cash Flows Provided By Financing
  Activities                                           327,000         462,160
                                                   -----------     -----------
(Decrease) in cash                                     (84,735)        (26,552)

Cash- Beginning of period                               91,525          32,308
                                                   -----------     -----------
Cash - End of period                               $     6,790     $     5,756
                                                   -----------     -----------
                                                   -----------     -----------

                            LESCARDEN INC.
                            --------------
                                                       (UNAUDITED)
                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
                          February 29, 2000
                          -----------------
Note 1 - General:

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

                            LESCARDEN INC.
                            --------------

    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations
    -----------------------------------------------------------
                        February 29, 2000
                        -----------------
Results of Operations
---------------------
Overview
--------
     Since its inception the Company has primarily devoted its resources to fund research, drug discovery and development.  In addition, the Company licenses its technology for commercialization by other companies and in the fiscal year ended May 31, 1995, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE , to a food supplement distributor for sale through nutritional food supplement stores in the U.S.  In the current fiscal year, the Company made its first commercial shipment of its
CATRIX<F1> Wound Dressing product pursuant to the agreement with ICN IBERICA,
S.A., Spain (see below) and began direct sales to consumers of a line of cosmetic products, which include the company's proprietory bovine cartilage material.  The Company has sustained net losses of approximately $14.9 million from inception to February 29, 2000. The Company has primarily financed its research and development activities through a public offering of Common Stock, and private placements of equity securities and in recent years, revenues from license fees and product sales.

Three Months and Nine Months ended February 29, 2000 compared to the Three
Months and Nine Months ended February 28, 1999.
--------------------------------------------------------------------------

     The Company's revenues increased in the quarter and nine months ended
February 29, 2000 from the comparative prior fiscal year periods primarily due the first commercial shipment of its CATRIX Wound Dressing Product and to a license fee earned pursuant to the Company's agreement with ICN IBERICA, S.A., Spain (see below) and the commencement of direct sales to consumers of a line of cosmetics products, which include the Company's proprietary bovine cartilage material. Total costs and expenses during the three months and nine months ended February 29, 2000 were 45% and 32% higher, respectively, than those of the comparative periods of the prior year principally due to higher cost of sales related to increased products' sales.

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

Present Liquidity
-----------------
     The Company's present liquidity position is critical.  As of February
29, 2000 the Company's total liabilities exceeded its total assets by $91,505.
The Company will require additional product sales or funding during, or shortly after the end of, the current fiscal quarter ending May 31, 2000, to sustain its operations.

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

     The Company's licensee of its CATRIX  product, in powder form only, for topical wound healing purposes (see below) received its first shipment from the Company in the quarter ended February 29, 2000.  In addition, the
Company began to sell a line of cosmetic products and plans to continue to implement plans to sell BIO-CARTILAGE  to the over-the-counter food
supplement market.   If the Company's efforts to increase revenues are
successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations.  The Company also plans to try to obtain financing from additional advances from stockholders and sales of unregistered shares of common stock.

     On March 16,1999, the Company announced that it had entered into an agreement with ICN IBERICA, S.A. ("ICNI", a wholly owned subsidiary of ICN
Pharmaceuticals, USA) of Barcelona, Spain whereby ICNI acquired the semi-exclusive rights to distribute and market the Company's CATRIX<F1> WOUND
CARE DRESSING in Spain for a period of ten years. Implementation of this Agreement was contingent upon securing marketing approval for the product by the Spanish Health Ministry.

     On September 13, 1999, the Company announced that its CATRIX<F1>
Wound Dressing product was granted full marketing approval by the Spanish
Health Ministry of Madrid.  Under the prevailing regulations of the European
Union ("EU"), of which Spain is a member, a drug/device approval in one member country renders the product marketable in all member states.
Therefore, Catrix Wound Dressing may now be sold throughout the 15 countries of the EU.

     On February 14, 2000, the Company announced that it had completed its first commercial shipment of its CATRIX<F1> Wound Dressing product to ICNI pursuant to the March 16, 1999 Agreement between the two companies.

     The Agreement with ICNI also contains terms granting it the exclusive right, for a limited period of time, to negotiate with the Company for the expansion of its territory to include all of the countries in the EU.
Additionally, the Agreement gives ICNI the exclusive right, for a similarly limited period of time, to negotiate with the Company for the inclusion of CATRIX<F1> 10 OINTMENT in its product line for distribution within the countries covered by the Agreement.

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

          (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended February 29, 2000.


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





                           LESCARDEN INC.
                           --------------
                           (Registrant)




Date: March 22, 2000          s/Gerard A. Dupuis
                              ------------------
                              Gerard A. Dupuis
                              Chairman of the Board
                              Chief Executive Officer
























