Form 10KSB
period 2000-05-31
LESCARDEN INC
filed 2000-08-28
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                           Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No fee required]

For the transition period from _____________ to ________________

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

Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuers revenues for its most recent fiscal year were $ 434,581.

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on July 7, 2000 was approximately
$5,033,206.

The number of shares of registrant's Common Stock outstanding as of July 7, 2000 was 22,319,169.

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

                                 PART I
                                 ------

ITEM 1. BUSINESS
        --------
          The Company's current liquidity position must be viewed as critical.

          The Company, a New York Corporation, has been in business since 1960. The Company's product developments continue to concentrate on its proprietary materials, Catrix (R) and POLY-NAG (R),both in terms of their therapeutic, cosmetic and food supplement values.

          With regard to Catrix (R), the Company, in the early 1980's, obtained an Investigational New Drug ("IND") exemption from the U.S. Food and Drug Administration ("FDA") and the Canadian Health Protection Branch ("HPB") for the experimental treatment of solid tumors in humans. Prior to obtaining the IND, the Company completed all pre-clinical studies and Phase I clinical trials relating to the safety of Catrix (R). For several years, the Company conducted a Phase II/III clinical trial on patients with metastatic renal cell disease. This trial was conducted at two locations, and more than 25 patients were enrolled. Patients tolerated the drug well, and only a few patients experienced mild adverse reactions. Otherwise, the clinical results were encouraging. However, at the end of 1999, the Company, in consultation with the principal investigators, suspended continuation of the study. This suspension was due to the Company's inability to finance a larger patient population for the study. While the Company cannot guarantee that the study will be resumed at any time, the Company retains the option to resume this study in the future.

          In 1994, the Company licensed another company to seek FDA approval for the use of pure Catrix (R) powder in treating decubitus ulcers (the pressure sores experienced by some diabetics and the chronically bed-ridden), and other topical wounds. Traditional treatment for these lesions involves debridement, improved hygiene, nutrition and nursing care. Moreover, there currently exist literally dozens of drugs and devices targeted to treat chronic non-healing wounds. The clinical efficacy of these products in wound care is generally viewed as modest to merely palliative.

          The Company believes that the ability to provide an active agent to accelerate the healing process represents a clear business opportunity in a significant market with a demonstrated need for a more effective therapy.

          The Company's prior licensee filed a so-called 510 (k) marketing application with the FDA in August 1996. In December 1996 the FDA approved the 510 (k) application thus establishing pure Catrix powder as safe and efficacious in the management of wounds. Specifically, the FDA approval letter states:

                  "[Catrix (R) Wound Dressing...is...intended for use in the management of pressure ulcers (stages I-IV), stasis ulcers, 1st and 2nd degree burns, diabetic ulcers, foot ulcers, post surgical incisions, cuts, abrasions, partial thickness wounds and skin conditions associated with peristomal care."

          Thereafter, in 1997, the prior licensee undertook an internal review of its product development program and concluded that some of its products would not be further pursued, among which was Catrix (R). This decision was not based on Catrix (R)'s safety or efficacy but rather on resource allocation. In early 1998 the parties amicably resolved the situation with the assignment to the Company of all rights to the 510 (k) marketing approval together with all record's and the name Repliderm which the prior licensee had coined in place of Catrix (R) for domestic use.

          At this time, the Company is focusing a significant portion of its resources on the development of a complete marketing program for pure Catrix powder, as well as Catrix (R) Ointment, creams and lip balm, in the treatment of a multiplicity of topical wounds. Furthermore, the Company believes that the observed effects of Catrix (R) (including acceleration of wound healing, tumor inhibition and reduction, inhibition of excessive vascularization and modulation of immune system functions) coupled with an absence of toxicity, present additional promising avenues of investigation.

          Additionally, the Company has pursued a program to establish the clinical efficacy of its POLY-NAG (R) material as an anti-arthritic. The product is derived from specially processed crustacean shells ("Poly-N-Acetyl-Glucosamine").

          In 1996 the Company sponsored a clinical bio-availability trial on 16 healthy individuals to determine metabolic absorption. The published results confirmed that POLY-NAG (R) was indeed absorbed and metabolized into glucosamine which was measurably present in the subjects' serum. This initial study also indicated that serum levels of glucosamine remained somewhat more elevated longer in the POLY-NAG (R) subjects compared to those subjects who were administered plain NAG over the same period of time.

          Scientific research has long established the potential value of glucosamine in the treatment of various inflammatory diseases such as arthritis and even ulcerative colitis. Therefore, in July 1998, the Company sponsored the institution of a small clinical trial orally administering capsules of POLY-NAG (R) to several arthritic patients. This clinical study has been concluded, and the favorable results are to be published by the principal investigators later this year. Moreover, based upon these two clinical experiences, the Company applied for patent protection with the U.S. Patent Office which has advised that the patent will be approved.

          In January/February 1999 the Company engaged in negotiations with a Spanish Company named ICN Iberica, SA ("ICNI") whose headquarters are in Barcelona. ICNI is a wholly owned subsidiary of ICN Pharmaceuticals, Inc. headquartered in Costa
Mesa, California.

          Such negotiations led to the execution of a formal agreement, in March 1999, between the Company and ICNI. Among other terms, the agreement grants ICNI the semi-exclusive rights to market CATRIX (R) Wound Dressing in Spain only. In return, ICNI is obligated to pay the Company a license fee and to purchase finished product from the Company.

          However, the full implementation of the ICNI Agreement was made subject to the Company's securing marketing approval from the Spanish Health Ministry ("SHM") in Madrid. Inspectors from the Spanish Health Ministry inspected the Company's facilities and its records on two occasions, in November 1998 and in April 1999. On those same occasions, the Inspectors also visited the Company's contract manufacturers in the U.S. and Canada.

          In September 1999, the SHM approved the marketing of Catrix (R) Wound Dressing in Spain, and the Agreement between the Company and ICNI became fully implemented. Since then, the Company has fulfilled all of its obigations thereunder, including the timely shipment of the product. ICNI has commenced implementation of a complete marketing program in Spain, and it has also applied to the appropriate Spanish authorities for a government sponsored reimbursement plan for patients covered under the national medical care program. A decision on this is expected by the end of this year.

SCIENTIFIC BACKGROUND.

          BACKGROUND OF CATRIX (R). In the early 1950's, one of the Company's co-founders discovered that cartilage powder significantly hastened the healing of surgical wounds in animals. During early wound healing experiments, it was noted that the margins of the surgical wounds treated with Catrix (R) were less red and swollen than those of the controls. This observation led the discoverer to the application of Catrix (R) to various inflammatory diseases, systemic and topical. One inflammatory condition that was successfully treated was psoriasis, a condition caused by an over production of skin cells.

          The Company believes that Catrix (R) acts as a biological response modifier, regulating the activity of important components of the immune system. Other observed effects of Catrix (R) include:
          -acceleration of wound healing;
          -inhibition of excessive vascularization of certain
           tissues;
          -inhibition of proliferation of malignant cells; and

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

          It has been recognized that renal cell cancers may be responsive to treatment with some cytokines such as interleukin-2. Cytokines are intimate components of the body's immune system, the integrity of which system is important in defending the body against many forms of cancer. Interleukin-2 is somewhat effective in treating renal cell cancer but its usefulness is limited by its significant toxicity. The Company believes that Catrix (R), with its ability to modulate the body's immune system and its non-toxic properties, is promising as a treatment for this devastating disease.

          HEALING DECUBITUS WOUNDS. Decubitus ulcers, or pressure sores, are a scourge of the infirmed elderly, diabetic and generally immobile, wheel chair limited patient. Current therapy includes removal of the dead tissue around the ulcer, good hygiene, and nutrition and nursing care. Given the ever increasing elderly population in the United States and the costs of specialized medical treatment, a product such as Catrix (R), which appears to promote wound healing, will, the Company believes, be sought after by the medical community.

          In July 1998, in pursuit of its marketing opportunities worldwide for Catrix (R) powder and wound care, the Company entered into an agreement with a Spanish physician residing in Barcelona, Spain. This agreement appoints the physician as the Company's exclusive agent in Europe for the purpose of securing marketing approval from the Spanish Health Ministry for Catrix (R) powder in the treatment of all manner of topical wounds.

          Spain is one of the 16 member countries of the European
Union. Under the rules of the EU one member's approval of a therapeutic drug or device can result in the automatic approval in the other member nations.

          OTHER TOPICAL TREATMENTS. For the past two years the Company has engaged a corporate specialty formulator for the purpose of designing and formulating several topical products. Among these products are an ointment, creams and a lip balm. Each of these products contains various strengths of pure Catrix (R) powder, generally either 5% or 10%.

          The Ointment product, containing 10% Catrix (R), is intended for the use of physicians only, particularly clinical dermatologists whose practice is largely devoted to laser surgery of the face and/or chemical peel procedures. Patients who undergo such treatments suffer from facial wounds requiring weeks of healing.

          The Company's Catrix (R) Ointment, when applied post-surgically, contributes significantly to the wound healing process greatly reducing the healing period. At this time, Catrix (R) Ointment is the subject of a human clinical trial, ultimately to involve some twenty-five patients undergoing some sort of facial surgery. The trial has received IRB approval and is being conducted by Dr. Maritza I. Perez in her private practice in Mount Kisco, New York and in New York City. This trial should be concluded in September 2000. Initial results are most encouraging, and Dr. Perez expects to report upon her findings at the annual meeting of the American Society for Dermatologic Surgery in Denver this November.

          With the assistance of the same formulator, first above mentioned, the Company has also designed and formulated a 5%
Catrix (R) Cream and a 5% Catrix (R) Lip Balm. The Cream is a consumer product intended for use on various skin conditions such as psoriasis, mild sun or chemical burns, scratches and other topical anamolies. Modest sales of these products have already occurred principally via the Company's Internet web site at www.catrix.com.

PRE-CLINICAL STUDIES OF CATRIX (R).

          During the 1970's, the Company conducted a wide range of pre-clinical laboratory and animal studies to assess the potential safety and efficacy of Catrix (R). These studies included the following: Acute Oral Toxicity (rats); Acute Subcutaneous Toxicity
(mice): Acute Dermal Toxicity (rabbits): 18-Month Chronic Toxicity and Carcinogenicity Study (mice); 2-Year Chronic Toxicity and Carcinogenicity (rats); 14 week Chronic Toxicity Study (dogs); Per cutaneous Toxicity (guinea pigs); Dental Wound Healing (rats); Dental Wound Healing (dogs); and Irritation and Sensitization of Human Skin by Catrix (R).

          The results of these studies were submitted to the FDA and HPB as part of the Company's application for an IND exemption, approval of which is required prior to the commencement of human clinical trials. In 1985, the FDA granted the Company's request for an IND exemption for the application of Catrix (R) in the treatment of Scleroderma, a rare skin disease. Shortly thereafter, the IND exemption was expanded to include the application of Catrix (R) for various forms of cancer, including metastatic renal cell cancer. Due to financial constraints, the Scleroderma Therapy has not been pursued to date.

HUMAN CLINICAL TRIALS CONDUCTED WITH CATRIX (R)

          Since approval of the Company's IND, it has completed Phase I clinical trial and conducted a Phase II clinical trial.
The Company's clinical trials involved the administration of Catrix (R) capsules to solid tumor cancer patients. This trial was suspended in December 1999. (See, "Business-Government Regulation").

PHASE I TRIALS

          The objective of the Company's Phase I trials (involving the initial introduction of Catrix (R) into human subjects) was to test for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Initial testing was conducted on patients with advanced cancers that were unresponsive to other forms of therapy. Regulatory authorities require that new cancer therapies be administered in patients who have failed conventional therapy and that some indication of efficacy be shown before the drug can be used as the "drug of choice" in earlier stage patients (i.e., in Phase II trials).

          The Company's Phase I studies were conducted in the early 1980's at Pennsylvania State University's Milton S. Hershey Medical Center in Hershey, Pennsylvania , and at the University of Medicine and Dentistry of New Jersey in Newark, New Jersey. The FDA required that both Phase I studies use Catrix -S, the injectable dosage form of Catrix (R) only.

     PHASE II TRIALS.

          The Company engaged in one Phase II trial which is now suspended. Phase II trials involve well controlled tests in a larger (but still limited) patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks.


     PHASE III TRIALS

          Upon completion of the Phase II trial, should it be resumed the Company would meet with the FDA and HPB for authorization to commence Phase III trials to evaluate the overall risks and benefits of Catrix (R) in relation to the treated disease and in light of other available therapies. Following this further evaluation of efficacy and safety, the Company would file its NDA and NDS. (See,
"Government Regulation-Orphan Drug Status").

     TRIALS INVOLVING DECUBITUS ULCERS

          Given the FDA's approval of the 510(k) application for the use of Catrix (R) in wound treatment, Catrix ((R) powder can be marketed in the U.S. presently. In order to spark interest in the material, the Company supplied Catrix (R) powder to two hospitals for the treatment of patients suffering from decubitus or venus ulcers. Clinical results have been encouraging. Additional in vivo and in vitro trials may be undertaken by ICNI in Spain.

     LABORATORY STUDIES

          As part of the FDA and HPB approval process, the Company may be required to do additional laboratory research into the molecular composition of the active fractions of Catrix (R). Significant progress has been made in this regard by consultants working under contract with the company. Results of this research will assist the Company in developing standardized manufacturing and production processes. In addition, chemically modified versions of the isolated active fractions may prove to have additional therapeutic effects.

          Several of the Company's specific laboratory research projects conducted at Battelle Columbus Laboratories relating to cancer conclude that there are low molecular weight components of Catrix (R) which are anti-mitotic, that is, relatively small components in Catrix (R) that prevent cell replication. Further results indicate that certain higher molecular weight components of Catrix (R) have a significant effect on many segments of the body's immune system. The results of these later investigations have been published in the Journal of Biological Response Modifiers.

GOVERNMENT REGULATION

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

RAW MATERIALS AND MANUFACTURING.

          Catrix (R) is manufactured for the Company by contract manufacturers. These new manufacturers must be FDA-approved pharmaceutical manufacturing facilities. The Company's food supplement cartilage material, BIO-CARTILAGE (R) , and its POLY-Nag (R) are manufactured in the United States and an additional manufacturer is being developed in the Western Pacific Area.


          RAW MATERIALS. Catrix (R) is prepared from animal cartilage tissue. The most accessible and easily processed source is bovine tracheas collected from normal healthy beef cattle, subsequent to slaughter. Tracheas are cleaned, flash frozen and delivered to qualified pharmaceutical manufacturing facilities. The cattle from which the tracheas are harvested are certified free of BSE (Bovine Spongiform Encephylitis).

          REGULATORY REVIEW. All Catrix (R) and production procedures have been submitted in extensive detail to the FDA, the HPB in Canada, and the Spanish Health Ministry in Spain, and accepted as part of the review of the Company's official submissions with respect to studying Catrix (R) in patients.

PATENTS AND PROPRIETARY TECHNOLOGY.

          The Company was granted and owns, by assignment, several United States patents some of which have expired. The most recent patent granted was for the use of cartilage-based agents as an anti-tumor agent and method (U.S. Patent #4,827,607).

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

HUMAN RESOURCES.

          EMPLOYEES AND CONSULTANTS.

          At August 1, 2000, the Company had three full time employees, and retains several consultants to assist in the administration of the Company and coordinating its ongoing research and clinical trials.

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

                             PART II
                             -------


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------
The Common Stock of the Company is traded in the over-the counter market under the symbol "LCAR". The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock as reported by the National Quotation Bureau.

FISCAL YEAR ENDING MAY 31, 2000                HIGH      LOW
                                               ----      ---
Fourth Quarter                                $1.12     $.40
Third Quarter                                   .75      .29
Second Quarter                                  .65      .35
First Quarter                                   .72      .50


FISCAL YEAR ENDING MAY 31, 1999                HIGH      LOW
                                               ----      ---
Fourth Quarter                                  .78      .31
Third Quarter                                   .35      .17
Second Quarter                                  .36      .06
First Quarter                                   .37      .13




          On July 7, 2000 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $.39. As of May 31, 2000 there were 527 holders of record of the Company's
Common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
-----------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
OVERVIEW
--------
          Since its inception, the Company has primarily devoted its resources to fund research, drug discovery and development.
In addition, the Company licenses its technology for commercialization by other companies and in recent fiscal years, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE , as a food supplement, and direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. In the current fiscal year, the Company made its initial two commercial shipments of its CATRIX Wound Dressing product pursuant to its agreement with ICN IBERICA, S.A., Spain (see below).

     The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $15 million from inception to May 31, 2000. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.


FISCAL YEAR ENDED MAY 31, 2000 COMPARED TO MAY 31, 1999
-------------------------------------------------------
     The Company's revenues increased in the year ended May 31, 2000 from the comparative prior fiscal year primarily due to the initial two commercial shipments of its CATRIX Wound Dressing Product and to a license fee earned pursuant to the Company's agreement with ICN IBERICA, S.A., Spain (see below) and an increase of direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. Total costs and expenses during the year ended May 31, 2000 were 8% higher than those of the comparative prior year. Officer salaries and interest expense decreased by $85,787 and $143,406 in fiscal 2000, respectively, due principally to the issuance of shares of restricted common stock upon the conversion of advances from related parties. Excluding such decreases in fiscal 2000, total costs and expenses increased by $306,722, or 62% in the current fiscal year as compared to the fiscal year ended May 31, 1999. The increase was principally due to higher costs of sales related to increased products' sales.

LIQUIDITY AND CAPITAL RESOURCES.

OVERVIEW

          The Company has had losses from operations in each of the five years ended May 31, 2000. This trend may continue in the foreseeable future. Working capital has been provided since the Company's inception primarily from the sale of equity securities, from borrowings (from its officers, directors, and shareholders and from outside investors), and in recent years, from revenues from licensing fees and product sales.

          During the current fiscal year $222,000 of Advances from Stockholders were exchanged for 444,000 shares of the Company's
Common Stock.

PRESENT LIQUIDITY

          The Company's present liquidity position is critical. As of May 31, 2000 the Company's total assets exceed its liabilities by $1,648. The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending August 31, 2000, to sustain its operations.

          As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 2000 of ($606,086), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of May 31, 1999 and 2000 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

          The Company's licensee of its CATRIX product, in powder form only, for topical wound healing purposes (see below) received its initial two shipments from the Company in the year ended May 31, 2000. In addition, the Company continued to sell a line of cosmetic products and plans to continue to implement plans to sell BIO-CARTILAGE to the over-the-counter food supplement market. If the Company's efforts to increase revenues are successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try to obtain financing from additional advances from stockholders and sales of unregistered shares of common stock.

          On March 16, 1999, the Company announced that it had entered into an agreement with ICN IBERICA, S.A. ("ICNI", a wholly owned subsidiary of ICN Pharmaceuticals, USA) of Barcelona, Spain whereby ICNI acquired the semi-exclusive rights to distribute and market the Company's CATRIX WOUND CARE DRESSING in Spain for a period of ten years. Implementation of this Agreement was contingent upon securing marketing approval for the product by the Spanish Health Ministry.

          On September 13, 1999, the Company announced that its CATRIX Wound Dressing product was granted full marketing approval by the Spanish Health Ministry of Madrid. Under the prevailing regulations of the European Union ("EU"), of which Spain is a member, a drug/device approval in one member country renders the product marketable in all member states. Therefore, Catrix Wound Dressing may now be sold throughout the 15 countries of the EU.

          On February 14, 2000, the Company announced that is had completed its first commercial shipment of its CATRIX Wound
Dressing product to ICNI pursuant to the March 16, 1999 Agreement between the two companies.

          The Company has no material commitments for capital expenditures at May 31, 2000.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTART DATA
          -------------------------------------------
          See page F-1 for Lescarden Inc. Index to Financial
Statements.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
          ------------------------------------------------
          None.
                             Part III
                             --------


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          -----------------------------------------------------------

The executive officers and directors of the Company are as follows:

Name                                         Position
----                                         --------
Gerard A. Dupuis                             Chairman and
                                             Chief executive
                                             Officer, Director.

William T. Sherman, Ph.D.                    Vice President
                                             Science Elect.

Frank E. Berglas                             Director.

George E. Ehrlich, M.D.                      Director.

Charles T. Maxwell                           Director.


          Mr. Dupuis (age 62) is an attorney who practiced in New York City for more than twenty five years. He became General Counsel, Secretary and a Director of the Company in February 1986. On June 19, 1990 Mr. Dupuis was elected President and Chief Executive Officer of the Company and in 1992 was elected chairman. Mr. Dupuis is a graduate of Syracuse University and received his law degree from Columbus School of Law, of the Catholic University of America in Washington, D.C.

          Dr. Sherman (age 58) Executive Vice President for Science-Elect of the Company, received his Bachelor of Science in pharmacy from the Philadelphia College of Pharmacy and Science, and a Ph.D. in pharmacology from Temple University. Since 1989 Dr. Sherman has been an independent consultant to the pharmaceutical industry. From 1987 to 1989 he served as Vice President of Martec Pharmaceutical Company. Prior to that he was

Vice President for research and development for the Company.  Dr.
Sherman is a registered pharmacist in Pennsylvania and New Jersey and has published in several scientific journals.

          Mr. Berglas (age 59) was the President and Chief Executive Officer of Great Lakes American Reinsurance Co., a position he has held for more than the past five years until his retirement in 1997. He became a Director of the Company on December 1, 1993. Mr. Berglas is a graduate of City College of New York.

          Dr. Ehrlich (age 71) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

          Mr. Maxwell (age 68) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice President of the Company in July 1997 and in April 2000 Mr. Maxwell became Senior Energy Analyst with Weeden & Co., Greenwich, Connecticut. Mr. Maxwell is a graduate of Princeton University and Oxford University.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------
                         Annual Compensation      Long-Term
                         -------------------      Compensation
                                                  Awards
                                                  ------------
Name and                 Fiscal Year
Principal                Ended
Position                 May 31,        Salary $       Warrants (#)
--------                 -------        --------       ------------
Gerard A. Dupuis         2000          $150,000        1,000,000
President and CEO        1999          $150,000        1,700,000
                         1998          $152,000          100,000



Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values.
------------------------------------------------------------------
              Shares              Number of      Value of
              Acquired            Unexercised    Unexercised
              on        Value     Options/       In-the-money
              Exercise  Realized  Warrants       Options
                                  at FY End (#)  Warrants
                                                 at FY End ($)
Name            (#)       ($)     Exercisable    Exercisable
------------------------------------------------------------------
G.A. Dupuis                       Warrants       Warrants
                                  3,920,312      $862,860


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT
         ---------------------------------------------------
         The following table sets forth, as of May 31, 2000, the ownership of the Company's Common Stock by (I) each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

         Name and                 Number of Shares
Title of Address of               Beneficially        Percent
Class    Beneficial Owner         Owned               of Class (1)
-----------------------------------------------------------------
Common   Gerard A. Dupuis (2)       4,101,229             15.63%
Stock    420 Lexington Avenue
         Suite 212
         New York, NY 10170


         Charles T. Maxwell (2)     7,004,307             31.17%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170


         Frank E. Berglas (2)         325,000              1.44%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170

         Peter B. Ruffin (2)        2,278,289             10.21%
         753 Forest Hills Drive
         Wilmington, NC

         George E. Ehrlich (2)        275,000              1.22%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170

         Directors an              11,705,536            43.53%
         Officers as a group
         (2) (4 persons)


         (1) The percentages are calculated on the basis of 22,319,169 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire, owned by such a person if exercisable within 60 days of May 31, 2000 are deemed outstanding, but such shares are not deemed outstanding for the purpose of calculating the percentage of Common Stock owned by any other person. All share ownership is direct unless otherwise indicated.

         (2) Includes 3,920,312, 225,000, 275,000 and
150,000 warrants to purchase the Company's Common Stock held by Mr. Dupuis, Mr. Berglas, Dr. Ehrlich and Mr. Maxwell, respectively.

         During the year ended May 31, 2000, Merrs. Maxwell and
Ruffin received shares of the Company's common stock upon conversion of advances; they plan to file reports on Form 4 reporting their changes in beneficial ownership of shares of the Company's common stock late, shortly after August 2000.

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

99.1 Award of the Arbitrator in the Matter of the Arbitration between John F. Prudden, M.D. and the
              Registrant dated September 6, 1995.***

*             Incorporated by reference to Registrant's Form S-1
              (Registration no. 33-50743) filed August 12, 1992.

**            Incorporated by reference to Registrant's Form 10-
              KSB for the fiscal year ended May 31, 1993.

*** Incorporated by reference to Registrant's Form 8K dated September 6, 1995.

****          Incorporated by reference to Registrant's Form 10-
              KSB for the fiscal year ended May 31, 1998.



(b)           Reports on Form 8-K
              -------------------
              There were no reports on Form 8-K filed by the Company during the fourth Quarter at the year ended May 31, 2000.

                             SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LESCARDEN INC.


                                  By: S/Gerard A. Dupuis
                                      ------------------
                                  Gerard A. Dupuis, President
                                  August 23, 2000

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: S/Gerard A. Dupuis            President, Principal Executive
    ------------------
    Gerard A. Dupuis              Officer, Principal Financial
    August 23, 2000               Officer, Principal Accounting
                                  Officer and Director



By: S/Frank E. Berglas            Director
    ------------------
    Frank E. Berglas
    August 23, 2000



By: S/George E. Ehrlich           Director
    -------------------
    George E. Ehrlich
    August 23, 2000


By: S/Charles T. Maxwell          Executive Vice President and
    --------------------
    Charles T. Maxwell            Director
    August 23, 2000

                                                               LESCARDEN INC.


                                               INDEX TO FINANCIAL STATEMENTS
----------------------------------------------------------------------------
Independent Auditor's Report                                             F-2
Balance Sheet as of May 31, 2000                                         F-3
Statement of Operations for the Years Ended May 31, 2000 and 1999        F-4
Statement of Stockholders' Equity (Deficiency)
for the Years Ended May 31, 2000 and 1999                                F-5
Statement of Cash Flows for the Years Ended May 31, 2000 and 1999        F-6
Notes to Financial Statements                                      F-7 - F-12

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Lescarden Inc.


We have audited the accompanying balance sheet of Lescarden Inc. (the "Company") as of May 31, 2000 and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2000, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

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


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 21, 2000

                                                                 LESCARDEN INC.

                                                                         BALANCE SHEET
May 31, 2000
--------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                    $     43,449
  Accounts receivable                                                           71,532
  Inventory                                                                     99,880
--------------------------------------------------------------------------------------
   Total current assets                                                        214,861

Deferred Income Tax Asset, net of valuation allowance of $2,581,000               -
--------------------------------------------------------------------------------------
   Total Assets                                                           $    214,861
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                   $    163,213
  Advance from stockholder                                                      50,000
--------------------------------------------------------------------------------------
   Total liabilities                                                           213,213
--------------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity:
  Convertible preferred stock - $.02 par value; $1.50 liquidation value
   (aggregating $138,000); authorized 2,000,000 shares, issued and
   outstanding 92,000 shares                                                     1,840
  Common stock - $.001 par value; authorized 200,000,000 shares, issued
   and outstanding 22,319,169                                                   22,319
  Additional paid-in capital                                                15,259,731
  Accumulated deficit                                                      (15,282,242)
--------------------------------------------------------------------------------------
   Stockholders' equity                                                          1,648
--------------------------------------------------------------------------------------
   Total Liabilities and Stockholders' Equity                             $    214,861
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                               STATEMENT OF OPERATIONS
Year ended May 31,                                                 2000           1999
--------------------------------------------------------------------------------------
Revenue:
  Product sales                                            $    346,633   $     23,655
  License fees                                                   86,500           -
  Interest income                                                 1,448          1,101
--------------------------------------------------------------------------------------
Total revenue                                                   434,581         24,756
--------------------------------------------------------------------------------------
Costs and expenses:
  Cost of product sales                                         218,380         17,978
  Salaries:
    Officer                                                     223,738        309,525
    Office                                                       23,645         18,777
  Interest                                                       11,739        155,145
  Professional fees and consulting                              330,978        235,644
  Research and development                                       28,520         67,801
  Rent and office expenses                                      103,669         82,903
  Travel and meetings                                            47,191         51,631
  Taxes                                                           1,116            692
  Insurance                                                       1,513          1,009
  Other administrative expenses                                  50,178         22,033
--------------------------------------------------------------------------------------
Total costs and expenses                                      1,040,667        963,138
--------------------------------------------------------------------------------------
Net loss                                                   $   (606,086)   $  (938,382)
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
Net loss per common share - basic and diluted              $       (.03)   $      (.05)
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding         21,901,021     18,513,379
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    Convertible
                                  Preferred Stock                Common Stock         Additional                   Stockholders'
                               Number of    Par Value       Number of    Par Value     Paid-in     Accumulated         Equity
                                 Shares      Amount           Shares     Amount        Capital     Deficit          (Deficiency)
--------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1998          92,000    $  1,840        16,611,308   $ 16,611   $ 13,414,884  $ (13,737,774)     $  (304,439)
Issuance of common stock
 upon exercise of common
 stock warrants                    -           -              124,100        124         14,336           -              14,460
Issuance of common stock
 upon conversion of advances
 to related parties                -           -            4,989,761      4,990      1,110,380           -           1,115,370
Issuance of common stock
 warrants for services             -           -                 -          -           189,248           -             189,248
Net loss                           -           -                 -          -              -          (938,382)        (938,382)
--------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1999          92,000       1,840        21,725,169     21,725     14,728,848    (14,676,156)          76,257
Issuance of common stock
 upon exercise of common
 stock warrants                    -           -               50,000         50          4,950           -               5,000
Issuance of common stock
 upon conversion of advances
 to related parties                -           -              444,000        444        233,295           -             233,739
Issuance of common stock
 in settlement of liability        -           -              100,000        100         49,900           -              50,000
Issuance of common stock
 warrants for services             -           -                 -          -           242,738           -             242,738
Net loss                           -           -                 -          -              -          (606,086)        (606,086)
--------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2000          92,000    $  1,840        22,319,169  $  22,319   $ 15,259,731  $ (15,282,242)     $     1,648
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                      STATEMENT OF CASH FLOWS
Year ended May 31,                                                        2000           1999
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                          $ (606,086)    $ (938,382)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Issuance of common stock for interest                               11,739        155,145
    Issuance of common stock warrants for services                     242,738        189,248
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                  (71,532)          -
      Decrease (increase) in inventory                                  91,436       (156,250)
      (Increase) decrease in prepaid expenses                           36,000        (36,000)
      Increase in accounts payable and accrued expenses                 15,799         92,746
      Increase (decrease) in unearned revenue                          (43,250)        43,250
      Decrease in security deposit                                       3,080           -
---------------------------------------------------------------------------------------------
     Net cash used in operating activities                            (320,076)      (650,243)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                  -            14,460
  Advances from stockholder and related parties                        272,000        695,000
---------------------------------------------------------------------------------------------
     Cash provided by financing activities                             272,000        709,460
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                        (48,076)        59,217

Cash at beginning of year                                               91,525         32,308
---------------------------------------------------------------------------------------------
Cash at end of year                                                 $   43,449     $   91,525
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Supplemental schedule of noncash financing activities:

  Conversion of advances received from related parties
   to common stock                                                  $  222,000     $  960,225
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
  Issuance of common stock warrants for services                    $  242,738     $  189,248
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
  Issuance of common stock for interest                             $   11,739     $  155,145
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
  Conversion of accounts payable and accrued expenses
   into common stock                                                $   55,000
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                  NOTES TO FINANCIAL STATEMENTS



1.     OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

The Company is engaged in the research, testing and development of medications for the control and cure of various diseases and the licensing of its technologies for commercialization by other companies. In its research and testing to date, the Company has discovered and is primarily investigating Catrix , a complex of mucopolysaccharides derived from bovine cartilage.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses from operations during the years ended May 31, 2000 and 1999 and has had limited revenue in those years. At
May 31, 2000, the Company had stockholders' equity attributable to a capital infusion through the conversion of related party advances into common shares during the year. These factors indicate that the Company may be unable to continue as a going concern. In the past few years, management has implemented plans to license its Catrix product for topical wound healing purposes and sell a line of cosmetic products and enter the food supplement business. During the year ending May 31, 2001, management expects the continuation of these plans. If successful, this may increase cash flow which would allow the Company to meet its obligations and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue from royalties and license fees is recorded when the funds are earned. Revenue from the product sales is recognized upon shipment of the product.

Research and development costs are charged to costs and expenses in the year incurred.

Net loss per common share is based upon the weighted-average number of common shares outstanding during the year. Stock options, warrants and convertible preferred stock are excluded from the computation of diluted net loss per common share since they would have an antidilutive effect.

Inventory, consisting principally of Catrix and BIO-CARTILAGE supplies and Catrix topical wound treatment creams and solutions, is stated at the lower of cost, determined by the first-in, first-out method, or market.

The Company adopted Statement of Financial Accounting Standards ("SFAS")
No. 123, Accounting for Stock-based Compensation. The Company has elected to apply Accounting Principles Bulletin ("APB") Opinion No. 25 and related interpretations in accounting for its stock options issued to employees and has adopted the disclosure-only provisions of SFAS No. 123.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from those estimates. Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

                                                                 LESCARDEN INC.

                                                  NOTES TO FINANCIAL STATEMENTS

2.     INVENTORY:

Inventory at May 31, 2000 consists of the following:

Finished goods                                                        $  6,930
Raw materials                                                           92,950
------------------------------------------------------------------------------
                                                                      $ 99,880
------------------------------------------------------------------------------
------------------------------------------------------------------------------

3.     ADVANCES FROM RELATED PARTIES:

During the year ended May 31, 1999, certain members of the Company's board of directors loaned the Company $695,000. These loans were noninterest-bearing and due on demand. The Company converted these advances along with $265,225 of advances from a prior period into common stock during the year ended
May 31, 1999. The conversion terms were based on the fair market value of the Company's stock at the time of conversion. The Company recorded an interest charge of $155,145 as a result of the conversion in the accompanying statement of operations.

During the year ended May 31, 2000, certain related parties loaned the Company $272,000. The loans were noninterest-bearing and due on demand. The Company converted $222,000 of these advances into common stock during the year ended May 31, 2000. The conversion terms were based on the fair market value of the Company's stock at the time of conversion. The Company recorded an interest charge of $11,739 as a result of the conversion in the accompanying statement of operations.

4.     STOCK OPTIONS AND WARRANTS:

In the year ended May 31, 1993, the Company approved the "1992 Employee Incentive Stock Plan" (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 2000, no options were granted under the 1992 Plan.

Under previous stock option plans which expired in November 1991, the Company had 80,000 options outstanding and canceled during the year ended May 31, 1999.

                                                                 LESCARDEN INC.

                                                  NOTES TO FINANCIAL STATEMENTS

Transactions relating to warrants are as follows:

                                           Number of         Weighted-
                                           Shares and         average
                                            Warrants       Exercise Price
                                          Exercisable        Per Share
-------------------------------------------------------------------------
Balance at June 1, 1998                    4,017,839                 $.39
Granted                                    2,205,000                  .13
Expired                                     (550,000)                 .12
Exercised                                   (124,100)                 .12
-------------------------------------------------------------------------
Balance at May 31, 1999                    5,548,739                  .32
Granted                                    1,812,219                  .35
Expired                                     (838,000)                 .94
Exercised                                    (50,000)                 .10
-------------------------------------------------------------------------
Balance at May 31, 2000                    6,472,958                 $.25
-------------------------------------------------------------------------
-------------------------------------------------------------------------

The following table summarizes the information about warrants outstanding at May 31, 2000:

                                   Warrants Outstanding and Exercisable

                                               Weighted-
                                                average      Weighted-
                                               Remaining      average
                  Range of        Number       Contractual    Exercise
               Exercise Price  Outstanding    Life (Years)      Price
----------------------------------------------------------------------

                $.10              905,000        3.00        $.10
                 .12              500,000        3.83         .12
                 .15            1,175,000        3.15         .15
                 .15625           375,061        6.96         .15625
                 .20              350,000        4.35         .20
                 .24               25,000        2.42         .24
                 .25              100,000         .37         .25
                 .30              850,000        5.15         .30
                 .34              155,000        2.52         .34
                 .35            1,760,000        4.43         .35
                 .40               52,219        4.54         .40
                 .50               30,000        5.56         .50
                 .75              195,678         .34         .75
----------------------------------------------------------------------
                $.10 - $.75     6,472,958                    $.25
----------------------------------------------------------------------

                                                                 LESCARDEN INC.

                                                  NOTES TO FINANCIAL STATEMENTS

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

Year ended May 31,                              2000              1999
----------------------------------------------------------------------
Net loss - as reported                  $   (606,086)     $   (938,382)
----------------------------------------------------------------------
----------------------------------------------------------------------
Net loss - pro forma                    $(1,016,836)       $(1,267,737)
----------------------------------------------------------------------
----------------------------------------------------------------------
Net loss per common share - as reported $      (.03)       $      (.05)
----------------------------------------------------------------------
----------------------------------------------------------------------
Net loss per common share - pro forma   $      (.05)       $      (.07)

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended May 31, 2000 and 1999, respectively: expected volatility of 1.41 and 1.48; risk-free interest rates of 6.2% and 4.7%; and expected lives of five years.



5.     COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

Substantially all of the Company's purchases of its primary raw material for the Company's merchandise inventory for the year ended May 31, 2000 was from one vendor.

During the year ended May 31, 1999, the Company entered into a noncancelable lease with an unrelated third party to rent office space. The lease, which expires in January 2004, is subject to real estate tax escalations and electrical inclusions. In lieu of security deposit, the Company opened a $75,000 irrevocable letter of credit with a financial institution. A member of the Company's board of directors is a guarantor of the letter of credit and the lease. The aggregate minimum rental payments under this lease are as follows:


Year ending May 31,

        2001                                                  $ 68,600
        2002                                                    71,500
        2003                                                    71,500
        2004                                                    47,700
----------------------------------------------------------------------
                                                              $259,300
----------------------------------------------------------------------
----------------------------------------------------------------------

Rent expense charged to operations for the years ended May 31, 2000 and 1999 amounted to approximately $81,000 and $58,000, respectively.

During the year ended May 31, 1999, the Company entered into a three-year agency agreement (as amended during the year ended May 31, 2000) with a third party (the "Agent"), which is representing the Company for the purpose of securing marketing approval in Spain for Catrix (R) (in powder form) as a wound treatment. The agency agreement also calls for the Agent to identify commercial enterprises able and willing to distribute and market Catrix (R) in each of the countries in the European Union. The Company has agreed to pay finders' fees and commissions to the Agent, as defined.

In March 1999, the Company entered into a 10-year license agreement in which it designated a company located in Spain as a semi-exclusive licensee
(the "Licensee") of Catrix (R) Wound Dressing (the "Product"). Upon the signing of the license agreement, the Company received 50% of an up-front fee it is charging for distributorship rights. The balance was paid during the fiscal year ended May 31, 2000, upon the Company having secured registration and marketing approval for the Product from the Spanish Health Ministry as required under the agreement. The Licensee is required to secure shipments of the Product in minimum order amounts and at prices as defined by the license agreement. In the event that the Licensee's gross margins on the Product fall below a certain margin, or in the event that the exchange rate between the Euro and the U.S. dollar shall vary by 20% for more than 30 days, the parties agree to renegotiate the terms of the price agreement.

A revised agreement with a former Chairman, which is for a period of 20 years, provides for a minimum annual consultancy fee/pension payment of $25,000 to be paid in any year in which the Company's net worth is in excess of $2,500,000 or pretax profits of $500,000 are achieved. In the event of the death of this former Chairman, any amounts due under this agreement will be payable to his estate. Additionally, the agreement provides for the issuance of nonqualified stock options to purchase 100,000 shares of the Company's common stock. Under the agreement, pension costs cannot be reasonably estimated principally because the conditions required to create a pension liability do not exist at May 31, 2000 and are not anticipated in the foreseeable future.

In June 1982, individuals related to the Company formed the Catrix (R) Research Limited Partnership (the "Partnership"). The Company entered into research and license agreements with the Partnership. On June 1, 2000, the Partnership was dissolved and the agreement terminated.



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

                                                                 LESCARDEN INC.
                                                  NOTES TO FINANCIAL STATEMENTS

7.     INCOME TAXES:

The Company has net operating loss carryforwards of approximately $7,590,000 available to reduce future taxable income which expire in various years through 2020.


The utilization of net operating loss carryforwards may be limited as a result of cumulative changes in the Company's stock ownership.

Deferred income taxes reflect the impact of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforwards, the Company has recorded a valuation allowance for the entire deferred tax asset. The deferred income tax asset is comprised of the following at May 31, 2000:

Net operating loss carryforwards                           $ 2,581,000
----------------------------------------------------------------------
Gross deferred tax assets                                    2,581,000
Valuation allowance                                         (2,581,000)
----------------------------------------------------------------------
        NET DEFERRED INCOME TAX ASSET                      $   - 0 -
----------------------------------------------------------------------
----------------------------------------------------------------------


8.     MAJOR CUSTOMERS:

During the year ended May 31, 2000, sales to one foreign customer accounted for approximately 86% of product sale revenue. This customer comprises approximately 89% of the Company's accounts receivable at May 31, 2000.