Form 10QSB
period 2000-08-31
LESCARDEN INC
filed 2000-10-06
CIK 58822

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

          Form 10-QSB - Quarterly or Transitional Report
          (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended August 31, 2000.

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                     Outstanding at August 31, 2000
----------------------------          ------------------------------
Common Stock $.001 par value                     22,319,169

                          LESCARDEN INC.
                          --------------


                    CONDENSED BALANCE SHEET
                    -----------------------

                              ASSETS
                              ------
                                                              August 31, 2000      May 31, 2000
                                                                (UNAUDITED)          (AUDITED)
                                                              ---------------     -------------

Current Assets:
     Cash                                                       $     117,158     $      43,449
     Accounts receivable                                                 -               71,532
     Inventory                                                         93,430            99,880
                                                                -------------     -------------
            Total Current Assets                                      210,588           214,861

Deferred Income Tax Asset, net of valuation allowance of
$2,355,000 and $2,581,000 at August 31, 2000 and
May 31, 2000 respectively                                               -                 -
                                                                -------------     -------------
            Total Assets                                              210,588           214,861
                                                                -------------     -------------
                                                                -------------     -------------

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Currents Liabilities:
    Accounts payable and accrued expenses                       $     163,213     $     163,213
    Advances from related parties                                     155,000            50,000
                                                                -------------     -------------
            Total liabilities                                         318,213           213,213
                                                                -------------     -------------
Commitments and Contingencies

Stockholders' Equity:
    Convertible Preferred Stock                                         1,840             1,840
      Common Stock                                                     22,319            22,319
      Additional Paid-In Capital                                   15,259,731        15,259,731
      Accumulated Deficit                                         (15,391,515)      (15,282,242)
                                                                -------------     -------------
        Stockholders' Equity (Deficiency)                            (107,625)            1,648
                                                                -------------     -------------
        Total Liabilities and Stockholders' Equity (Deficiency) $     210,588     $     214,861
                                                                -------------     -------------
                                                                -------------     -------------
See notes to financial statements

                            LESCARDEN INC.

                                                   (UNAUDITED)
                CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------

                                               For the Three Months
                                                 Ended August 31,
                                               --------------------
                                               2000            1999
                                               ----            ----
Total Revenues                          $     9,288     $     9,920
                                        -----------     -----------
Costs and Expenses:
   Cost of Product Sales                      6,450           6,821
   Salaries - Officer                        39,228          39,228
   Salaries - Office                          6,471          11,659
   Professional Fees and Consulting          30,691          44,458
   Research and Development                    -              8,381
   Rent and Office Expenses                  22,521          24,898
   Travel and Meetings                        5,331           7,750
   Taxes - Other                                417             680
   Insurance                                     78              84
   Interest                                     600            -
   Other Administrative Expenses              6,774          12,870
                                        -----------     -----------
     Total Costs and Expense                118,561         156,829
                                        -----------     -----------
     Net Loss                           $  (109,273)    $  (146,909)
                                        -----------     -----------
                                        -----------     -----------
     Net Loss Per Share                 $      (.00)    $      (.01)
                                        -----------     -----------
                                        -----------     -----------
Weighted Average Number of
  Common Shares Outstanding              22,319,169      21,725,169
                                        -----------     -----------
                                        -----------     -----------
See notes to financial statements


                            LESCARDEN INC.

                                             (UNAUDITED)
                  CONDENSED STATEMENTS OF CASH FLOWS
                                                               For the Three Months Ended
                                                                        August 31,
                                                               --------------------------
                                                               2000                  1999
                                                               ----                  ----
Cash Flows (Used in) Operations:
  Net (Loss)                                            $  (109,273)         $   (146,909)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
   Changes in operating assets and liabilities:
   Decrease in accounts receivable                           71,532                  -
   Decrease (Increase) in inventory                           6,450               (33,196)
   Decrease in prepaid expenses                                -                   36,000
   Decrease in security deposit                                -                    3,080
  (Decrease) in accounts payable and
   accrued expenses                                            -                  (18,678)
                                                        -----------          ------------
  Net Cash (Used In) Operations                             (31,291)             (159,703)
                                                        -----------          ------------
Cash Flows Provided By Financing Activities:
     Advances from related parties                          105,000               155,000
                                                        -----------          ------------
 (Decrease) increase in cash                                 73,709                (4,703)

Cash- Beginning of period                                    43,449                91,525
                                                        -----------          ------------
Cash - End of period                                    $   117,158          $     86,822
                                                        -----------          ------------
                                                        -----------          ------------
See notes to financial statements


                               LESCARDEN INC.
                               --------------

                                                      (UNAUDITED)
                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                            August 31, 2000
                            ---------------

Note 1 - General:

     The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2000.


     The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

Note 2 - Inventory:

     Inventory at August 31, 2000 consists of the following:

                  Finished Goods     $       6,930
                  Raw Materials             86,500
                                     -------------
                                     $      93,430
                                     -------------
                                     -------------

                           LESCARDEN INC.


   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
   -----------------------------------------------------------
                        August 31, 2000
                        ---------------

Results of Operations
---------------------

Overview
--------

     Since its inception, the Company has primarily devoted its resources to
fund research, drug discovery and development.   In addition, the Company
licenses its technology for commercialization by other companies and in recent fiscal years, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1>, as a food supplement, and direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. In the fiscal year May 31, 2000, the Company made its initial two commercial shipments of its CATRIX<F1> Wound Dressing product pursuant to its agreement with ICN IBERICA, S.A., Spain.

     The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $15.4 million from inception to August 31, 2000. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

Three months ended August 31, 2000 compared to August 31, 1999.
---------------------------------------------------------------

     The Company's revenues in the quarters ended August 31, 2000 and 1999 were primarily from the direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material.

     Total costs and expenses during the three months ended August 31, 2000 were 24% lower than those of the comparative period of the prior year principally due to lower office salaries, research and development, professional fees and consulting and other administrative expenses.

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


Present Liquidity
-----------------

     The Company's present liquidity position is critical. As of August 31, 2000 the Company's total liabilities exceeded its total assets by $ 107,625. The Company will require additional product sales or funding during, or shortly after the end of, the current fiscal quarter ending November 30, 2000, to sustain its operations.

     As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 2000 of ($ 606,086), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Company's Financial Statements as of May 31, 1999 and 2000 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

     The Company's licensee of its CATRIX<F1> product, in powder form only, for topical wound healing purposes (see below) received its initial two shipments from the Company in the year ended May 31, 2000. In addition, the Company continued to sell a line of cosmetic products and plans to continue to implement plans to sell BIO-CARTILAGE<F1> to the over-the-counter food supplement market. If the Company's efforts to increase revenues are successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try to obtain financing from additional advances from stockholders and sales of unregistered shares of common stock.

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

     The Company has no material commitments for capital expenditures at August 31, 2000.

<F1>
A registered trademark of Lescarden Inc.

                          LESCARDEN INC.
                          --------------
                   Part II - Other Information
                   ---------------------------
Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits: EX-27

          (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 2000.

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




                         LESCARDEN INC.
                         --------------
                         (Registrant)



Date: October 6, 2000    s/Gerard A. Dupuis
                         Gerard A. Dupuis
                         Chairman of the Board
                         Chief Executive Officer