Form 10QSB
period 2000-11-30
LESCARDEN INC
filed 2001-01-10
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission file number 0-10035

                          LESCARDEN, INC.
--------------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

        NEW YORK                                   13-2538207
-------------------------------                ------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

420 LEXINGTON AVENUE, NEW YORK SUITE 212            10170
----------------------------------------       -----------------
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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                      Outstanding at November 30, 2000
----------------------------          --------------------------------
Common Stock $.001 par value                     22,369,169

                            LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------
                                ASSETS
                                ------
                                                            November 30, 2000       May 31, 2000
                                                               (UNAUDITED)           (AUDITED)
                                                            -----------------       ------------
Current Assets:
  Cash                                                      $          48,450       $     43,449
  Accounts receivable                                                    -                71,532
  Inventory                                                            87,300             99,880
                                                            -----------------       ------------
      Total Current Assets                                            135,750            214,861

Deferred Income Tax Asset, net of valuation allowance of
$2,664,000 and $2,581,000 at November 30, 2000 and
May 31, 2000 respectively                                                -                  -

      Total Assets                                          $         135,750       $    214,861
                                                            -----------------       ------------
                                                            -----------------       ------------

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Currents Liabilities:
  Accounts payable and accrued expenses                      $        117,806       $    163,213
  Advances from related parties                                       255,000             50,000
                                                             ----------------       ------------
            Total Liabilities                                         372,806            213,213
                                                             ----------------       ------------
Commitments and Contingencies

Stockholders' Equity:
  Convertible Preferred Stock                                           1,840              1,840
   Common Stock                                                        22,369             22,319
   Additional Paid-In Capital                                      15,264,681         15,259,731
   Accumulated Deficit                                            (15,525,946)       (15,282,242)
                                                             ----------------       ------------
      Stockholders' Equity                                           (237,056)             1,648
                                                             ----------------       ------------
     Total Liabilities and Stockholders' Equity (Deficiency) $        135,750       $    214,861
                                                             ----------------       ------------
                                                             ----------------       ------------
See notes to financial statements

                            LESCARDEN INC.

                                                    (UNAUDITED)
                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------
                                       For The Three Months         For the Six Months
                                       Ended November 30,           Ended November 30,
                                       --------------------         ------------------
                                        2000           1999          2000           1999
                                        ----           ----          ----           ----
License fees                       $     -       $   86,500    $     -        $   86,500
Product sales and other                 8,633        20,108        17,921         30,028
                                   ----------    ----------    ----------     ----------
Total Revenues                     $    8,633    $  106,608    $   17,921     $  116,528
                                   ----------    ----------    ----------     ----------
Costs and Expenses:
 Cost of Sales                          6,130        11,710        12,580         18,531
 Salaries - Officer                    38,452        39,804        77,680         79,032
 Salaries - Office                      4,670         4,432        11,141         16,091
 Professional Fees and Consulting      29,331        25,366        60,022         69,824
 Research and Development              13,946         6,538        13,946         14,919
 Rent and Office Expenses              28,482        26,081        51,003         50,979
 Travel and Meetings                   14,169         2,081        19,500          9,831
 Taxes - Other                             41          -              458            680
 Insurance                              1,206           900         1,284            984
 Interest                                -             -              600           -
 Other Administrative Expenses          6,637        25,410        13,411         38,280
                                   ----------    ----------    ----------     ----------
  Total Costs and Expenses            143,064       142,322       261,625        299,151
                                   ----------    ----------    ----------     ----------
  Net (Loss)                       $ (134,431)   $  (35,714)   $ (243,704)    $ (182,623)
                                   ----------    ----------    ----------     ----------
                                   ----------    ----------    ----------     ----------
  Net (Loss) Per Share             $     (.01)   $    (.002)   $     (.01)    $     (.01)
                                   ----------    ----------    ----------     ----------
                                   ----------    ----------    ----------     ----------
Weighted Average Number of
  Common Shares Outstanding        22,369,169    21,800,169    22,344,169     21,775,169
                                   ----------    ----------    ----------     ----------
                                   ----------    ----------    ----------     ----------

See notes to financial statements

                            LESCARDEN INC.

                                               (UNAUDITED)
                  CONDENSED STATEMENTS OF CASH FLOWS
                                                             For the Six Months Ended
                                                                  November 30,
                                                             ------------------------
                                                             2000              1999
                                                             ----              ----
Cash Flows (Used In) Operations:
  Net (Loss)                                           $ (243,704)      $  (182,623)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
   Changes in operating assets and liabilities:
   Decrease (Increase) in accounts receivable              71,532           (10,500)
   Decrease (Increase) in inventory                        12,580           (25,763)
   Decrease in prepaid expenses                              -               36,000
   Decrease in security deposit                              -                3,080
  (Decrease) in unearned revenue                             -              (43,250)
  (Decrease) in accounts payable and
   accrued expenses                                       (40,407)          (66,928)
                                                       ----------       -----------
  Net Cash (Used In) OPERATIONS                          (199,999)         (289,984)
                                                       ----------       -----------
Cash Flows Provided By Financing Activities:
     Advances from related parties                        205,000           167,000
     Proceeds from purchase of common
     stock and exercise of common stock
     purchase warrants                                       -               55,000
                                                       ----------       -----------
Cash Flows Provided By Financing Activities:
                                                          205,000           222,000
                                                       ----------       -----------



(Decrease) increase in cash                                 5,001           (67,984)

 Cash - Beginning of period                                43,449            91,525
                                                       ----------       -----------
Cash - End of period                                   $   48,450       $    23,541
                                                       ----------       -----------
                                                       ----------       -----------
See notes to financial statements

                        LESCARDEN INC.
                        --------------
                                                       (UNAUDITED)
                    NOTES TO FINANCIAL STATEMENTS      -----------
                    -----------------------------
                          November 30, 2000
                          -----------------
Note 1 - General:

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


       The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

Note 2 - Inventory:

       Inventory at November 30, 2000 consists of the following:

                    Finished Goods       $      86,300
                    Raw Materials                1,000
                                         -------------
                                         $      87,300
                                         -------------
                                         -------------

                            LESCARDEN INC.


     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
                          November 30, 2000
                          -----------------
Results of Operations
---------------------
Overview
--------
     Since its inception, the Company has primarily devoted its resources to
fund research, drug discovery and development.   In addition, the Company
licenses its technology for commercialization by other companies and in recent fiscal years, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1>, as a food supplement, and direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. In the fiscal year May 31, 2000, the Company made its initial two commercial shipments of its CATRIX<F1> Wound Dressing product pursuant to its agreement with ICN IBERICA, S.A., Spain.

     The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $15.5 million from inception to November 30, 2000. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

Three months and six months ended November 30, 2000 compared to the three months and six months ended November 30, 1999.
-------------------------------------------------------------------------

     The Company's revenues from Product sales and other in the periods were primarily from the direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material, which commenced in the fiscal year end May 31, 2000. In the quarter ended November 30, 1999 the Company earned an $86,500 license fee pursuant to the Company's agreement with ICN IBERICA, S.A. (see below).

     Total costs and expenses during the six months ended November 30, 2000 were 13% lower than those of the comparative period of the prior year principally due to lower office salaries, cost of sales, professional fees and consulting and other administrative expenses.

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

Present Liquidity
-----------------
     The Company's present liquidity position is critical. As of November 30, 2000 the Company's total liabilities exceeded its total assets by $ 237,056. The Company will require additional product sales or funding during, or shortly after the end of, the current fiscal quarter ending February 28, 2001 , to sustain its operations.

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

     The Company's licensee of its CATRIX<F1> product, in powder form only, for topical wound healing purposes (see below) received its initial two shipments from the Company in the year ended May 31,2000. In addition, the Company continued to sell a line of cosmetic products and plans to continue to implement plans to sell BIO-CARTILAGE<F1> to the over-the-counter food supplement market. If the Company's efforts to increase revenues are successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try to obtain financing from additional advances from stockholders and sales of unregistered shares of common stock.

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

     The Company is currently awaiting the establishment of a reimbursement rate by the Spanish Health Ministry for CATRIX<F1> Wound Dressing, which is the equivalent to the FDA's HICFA agency that reimburses under medicare and medicaid. This will determine how much the Spanish government will pay for retirees and the working public in Spain for their use of CATRIX<F1> Wound Dressing. While there is no assurance that a reimbursement rate will be awarded, a favorable rate may be a material factor in determining sales growth of the product in Spain.

    The Company has no material commitments for capital expenditures at November 30, 2000.

<F1>
A registered trademark of Lescarden Inc.

                            LESCARDEN INC.
                            --------------
                     Part II - Other Information
                     ---------------------------
Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
       (a) Exhibits: EX-27

       (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 2000.

                          INDEX TO EXHIBITS
27-Financial Data Schedule

                              Signatures
                              ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.





                               LESCARDEN INC.
                               --------------
                               (Registrant)




Date: January 8, 2001  s/Gerard A. Dupuis
                       -----------------------
                       Gerard A. Dupuis
                       Chairman of the Board
                       Chief Executive Officer