Form 10QSB
period 2001-02-28
LESCARDEN INC
filed 2001-04-11
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________


Commission file number 0-10035

                        LESCARDEN, INC.
------------------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

        NEW YORK                                   13-2538207
-------------------------------                  -------------------
(State or other jurisdiction of                  I.R.S. Employer
 incorporation or organization)                  Identification No.)

420 LEXINGTON AVENUE, NEW YORK SUITE 212              10170
----------------------------------------         -------------------
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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                              Outstanding at February 28, 2001
----------------------------       --------------------------------
Common Stock $.001 par value                 22,435,356

                            LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------
                                ASSETS
                                ------
                                                            February 28, 2001           May 31, 2000
                                                                (UNAUDITED)              (AUDITED)
                                                            -----------------          -------------
CURRENT ASSETS:
  Cash                                                      $          78,514          $      43,449
  Accounts receivable                                                    -                    71,532
  Prepaid expenses                                                     12,500                   -
  Inventory                                                           112,510                 99,880
                                                            -----------------          -------------
      TOTAL CURRENT ASSETS                                  $         203,524          $     214,861

Deferred Income Tax Asset, net of valuation allowance of
$2,712,000 and $2,581,000 at February 28, 2001 and
May 31, 2000 respectively                                                -                      -

     TOTAL ASSETS                                           $         203,524          $     214,861
                                                            -----------------          -------------
                                                            -----------------          -------------

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENTS LIABILITIES:
  Accounts payable and accrued expenses                     $         126,559          $     163,213
  Advances from related parties                                       445,000                 50,000
                                                            -----------------          -------------
            TOTAL LIABILITIES                                         571,559                213,213
                                                            -----------------          -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock                                           1,840                  1,840
   Common Stock                                                        22,435                 22,319
   Additional Paid-In Capital                                      15,288,707             15,259,731
   Accumulated Deficit                                            (15,681,017)           (15,282,242)
                                                            -----------------          -------------
      STOCKHOLDERS' EQUITY                                           (368,035)                 1,648
                                                            -----------------          -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) $         203,524          $     214,861
                                                            -----------------          -------------
                                                            -----------------          -------------
See notes to financial statements


                            LESCARDEN INC.

                                                   (UNAUDITED)
                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------

                                     For The Three Months            For the Nine Months
                                     Ended February 28,              Ended February 28,
                                     --------------------            -------------------
                                         2001         2000               2001          2000
                                         ----         ----               ----          ----

TOTAL REVENUES                     $   10,411   $  231,179         $   28,332    $  347,707
                                   ----------   ----------         ----------    ----------
COSTS AND EXPENSES:
 Cost of Sales                          7,627      134,284             20,207       152,815
 Salaries - Officer                    39,604       39,228            117,284       118,260
 Salaries - Office                      5,948        4,016             17,089        20,107
 Professional Fees and Consulting      59,929       37,275            119,951       107,099
 Research and Development               5,700        6,735             19,646        21,654
 Rent and Office Expenses              25,963       25,994             76,966        76,973
 Travel and Meetings                    8,071       16,414             27,571        26,245
 Taxes - Other                             39         -                   497           680
 Insurance                                373          625              1,657         1,609
 Interest                                -            -                   600          -
 Other Administrative Expenses         12,228        6,749             25,639        45,029
                                   ----------   ----------         ----------    ----------
  TOTAL COSTS AND EXPENSES            165,482      271,320            427,107       570,471
                                   ----------   ----------         ----------    ----------
  NET (LOSS)                       $ (155,071)  $  (40,141)        $ (398,775)   $ (222,764)
                                   ----------   ----------         ----------    ----------
                                   ----------   ----------         ----------    ----------
  NET (LOSS) PER SHARE-BASIC       $     (.01)  $     (.00)        $     (.02)   $     (.01)
     AND DILUTED                   ----------   ----------         ----------    ----------
                                   ----------   ----------         ----------    ----------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING-       22,402,263   21,875,169         22,362,406    21,800,169
     BASIC AND DILUTED             ----------   ----------         ----------    ----------
                                   ----------   ----------         ----------    ----------


See notes to financial statements

                            LESCARDEN INC.


                                             (UNAUDITED)
                  CONDENSED STATEMENTS OF CASH FLOWS
                                                             For the Nine Months Ended
                                                                   February 28,
                                                             -------------------------
                                                             2001              2000
                                                             ----              ----
CASH FLOWS (USED IN) OPERATIONS:
  Net (Loss)                                          $  (398,775)      $  (222,764)
   Fair value of common stock warrants
   issued to consultants                                   13,750              -
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
   Changes in operating assets and liabilities:
   Decrease (Increase) in accounts receivable              71,532          (232,653)
   (Increase) Decrease in inventory                       (12,630)           55,571
   (Increase) Decrease in prepaid expenses                (12,500)           36,000
   Decrease in security deposit                              -                3,080
   (Decrease) in unearned revenue                            -              (43,250)
   (Decrease) Increase in accounts payable and
    accrued expenses                                      (36,654)           (7,719)
                                                      -----------       -----------
   NET CASH (USED IN) OPERATIONS                         (375,277)         (411,735)
                                                      -----------       -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Advances from related parties                        395,000           272,000
     Proceeds from exercise of common stock
     purchase warrants                                     15,342            55,000
                                                      -----------       -----------
   CASH FLOWS PROVIDED BY FINANCING
   ACTIVITIES                                             410,342           327,000
                                                      -----------       -----------
 (Decrease) in cash                                        35,065           (84,735)

Cash- Beginning of period                                  43,449            91,525
                                                      -----------       -----------
Cash - End of period                                  $    78,514       $     6,790
                                                      -----------       -----------
                                                      -----------       -----------


See notes to financial statements

                            LESCARDEN INC.
                            --------------
                                                       (UNAUDITED)
                                                       -----------
                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
                          February 28, 2001
                          -----------------
Note 1 - General:

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


     The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

Note 2 - Inventory:

     Inventory at February 28, 2001 consists of the following:

                  Finished Goods       $      79,673
                  Raw Materials               32,837
                                       -------------
                                       $     112,510
                                       -------------
                                       -------------

                            LESCARDEN INC.


     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
                          February 28, 2001
                          -----------------
Results of Operations
---------------------
Overview
--------
     Since its inception, the Company has primarily devoted its resources to
fund research, drug discovery and development.   In addition, the Company
licenses its technology for commercialization by other companies and in recent fiscal years, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE<F1>, as a food supplement, and direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. In the fiscal year May 31, 2000, the Company made its initial two commercial shipments of its CATRIX<F1> Wound Dressing product pursuant to its agreement with ICN IBERICA, S.A., Spain.

     The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $15.7 million from inception to February 28, 2001. The Company has primarily financed itsresearch and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

Three months and nine months ended February 28, 2001 compared to the three months and nine months ended February 28, 2001.
--------------------------------------------------------------------------

     The Company's revenues from Product sales and other in the periods were primarily from the direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material, which commenced in the fiscal year end May 31, 2000. In the quarter ended February 28, 2000 the Company had the first commercial shipment of its CATRIX<F1> Wound Dressing Product and in the nine months ended February 28, 2000 it earned an $86,500 license fee, both, pursuant to the Company's agreement with ICN IBERICA, S.A. (see below).

     Total costs and expenses during the three and nine months ended February 28, 2001 were 39% and 25% lower, respectively, than those of the comparative periods of the prior year principally due to lower cost of sales.

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

Present Liquidity
-----------------
     The Company's present liquidity position is critical. As of February 28, 2001 the Company's total liabilities exceeded its total assets by $ 368,035. The Company will require additional product sales or funding during, or shortly after the end of, the current fiscal quarter ending May 31, 2001, to sustain its operations.

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

     The Company has no material commitments for capital expenditures at February 28, 2001.

<F1>
A registered trademark of Lescarden Inc.

                            LESCARDEN INC.
                            --------------
                     Part II - Other Information
                     ---------------------------
Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
       (a) Exhibits: EX-27

       (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended February 28, 2001.

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





                              LESCARDEN INC.
                              --------------
                              (Registrant)




Date: April 2, 2001      s/Gerard A. Dupuis
                         ------------------
                         Gerard A. Dupuis
                         Chairman of the Board
                         Chief Executive Officer