Form 10KSB
period 2001-05-31
LESCARDEN INC
filed 2001-08-23
CIK 58822

U.S. Securities and Exchange Commission
                 Washington, D.C. 20549

	              Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No fee required]

For the transition period from _____________ to _________________

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

Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]

Issuers revenues for its most recent fiscal year were $ 41,211.

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on July 13, 2001 was approximately $1,496,290.

The number of shares of registrant's Common Stock outstanding as of July 13, 2001 was 22,435,356.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [X]   No [ ]

         	DOCUMENTS INCORPORATED BY REFERENCES: None
                                                      ----
Transitional Small Business Disclosure Format (Check one): Yes ___
: No X
    ---

                                 PART I
                                 ------

ITEM 1. BUSINESS
        --------
          The Company's current liquidity position must be viewed as critical. (See Item 6 Management's Discussion and Analysis of
Operations)

          The Company, a New York Corporation, has been in business since 1960. The Company's product developments continue to concentrate on its proprietary materials, Catrix(R) and POLY-NAG(R), both in terms of their therapeutic, cosmetic and food supplement values.

          With regard to Catrix(R), the Company, in the early 1980's, obtained an Investigational New Drug ("IND") exemption from the U.S. Food and Drug Administration ("FDA") and the Canadian Health Protection Branch ("HPB") for the experimental treatment of solid tumors in humans. Prior to obtaining the IND, the Company completed all pre-clinical studies and Phase I clinical trials relating to the safety of Catrix(R). For several years, the Company conducted a Phase II/III clinical trial on patients with metastatic renal cell disease. This trial was conducted at two locations, and more than 25 patients were enrolled. Patients tolerated the drug well, and only a few patients experienced mild adverse reactions. Otherwise, the clinical results were encouraging. However, at the end of 1999, the Company, in consultation with the principal investigators, suspended continuation of the study. This suspension was due to the Company's inability to finance a larger patient population for the study. While the Company cannot guarantee that the study will be resumed at any time, the Company retains the option to resume this study in the future. Prior to resuming these trials however, the Company is required to file for permission from the FDA.

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

          "[Catrix(R) Wound Dressing...is...intended for use in the management of pressure ulcers (stages I-IV), stasis ulcers, 1st and 2nd degree burns, diabetic ulcers, foot ulcers, post surgical incisions, cuts, abrasions, partial thickness wounds and skin conditions associated with peristomal care."

          Thereafter, in 1997, the prior licensee undertook an internal review of its product development program and concluded that some of its products would not be further pursued, among which was Catrix(R). This decision was not based on Catrix's(R) safety or efficacy but rather on resource allocation. In early 1998 the parties amicably resolved the situation with the assignment to the Company of all rights to the 510 (k) marketing approval together with all records and the name Repliderm? which the prior licensee had coined in place of Catrix(R) for domestic use.

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

          Additionally, the Company has pursued a program to establish the clinical efficacy of its POLY-NAG(R) material as an anti-arthritic. The product is derived from specially processed crustacean shells ("Poly-N-Acetyl-Glucosamine").

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

          Scientific research has long established the potential value of glucosamine in the treatment of various inflammatory diseases such as arthritis and even ulcerative colitis. Therefore, in July 1998, the Company sponsored the institution of a small clinical trial orally administering capsules of POLY-NAG(R) to several arthritic patients. This clinical study has been concluded, and the favorable results are to be published by the principal investigators in the near future. Moreover, based upon these two clinical experiences, the Company applied for patent protection with the U.S. Patent Office and on September 12, 2000 the Company was issued Patent Number 6,117,851. The Patent Abstract, as issued by Patent Office states:

          "The methods of the present invention relate to administering to a mammal afflicted with osteoarthritis an effective amount of poly-N-acetyl-D-glucosamine (poly-
          NAG), partially depolimerized poly-NAG, or mixtures thereof, to treat osteoarthritis and/or alleviate the symptoms of osteoarthritis such as pain, joint tenderness and swelling and impaired joint mobility. The present invention also comprises solid and liquid pharmaceutical dosage forms comprising poly-NAG, Its pharmaceutically acceptable salts and mixtures thereof. These dosage forms may be administered orally and by-injection to treat osteoarthritis and/or alleviate the symptoms thereof."

          In March 1999, the Company licensed ICN Iberica, SA
("ICNI")as its semi-exclusive distributor of CATRIX Wound Dressing in Spain. ICNI is a wholly owner subsidiary of ICN
Pharmaceuticals, Inc. of Costa Mesa, California.

          In September 1999, the Spanish Health Ministry ("SHM") approved the marketing of Catrix Wound Dressing in Spain, and the Agreement between the Company and ICNI became fully implemented. Since then, the Company has fulfilled all of its obligations thereunder, including the timely shipment of the product. ICNI has commenced implementation of a complete marketing program in Spain, and it also applied to the appropriate Spanish authorities for a government sponsored reimbursement plan for patients covered under the national medical care program. Unfortunately, in the Spring of 2001, the SHM ultimately allowed only a very low patient reimbursement rate. As a result, ICNI is prosecuting an appeal of this decision and a resolution of the matter is not expected for several months.

          As a result of the low reimbursement rate allowed by the Spanish government, ICNI has been unable to meet minimum sales levels as set forth in the parties' agreement. This has led the parties to agree to continue their relationship absent an operational agreement until such time as ICNI's appeal of its rate case has been decided by the SHM. Moreover, the Company has granted ICNI permission to market the product in Portugal for a period of three months.
          Spain's socialized medicine system covers about 80% of its population. The other 20% are either insured privately or self insured. Thus, unless ICNI is allowed an adequate reimbursement rate, its sales of CATRIX Wound Dressing will be largely limited to 20% of the population. At this time, no representation can be made on the possible outcome of ICNI's rate appeal.

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

          In July 1998, in pursuit of its marketing opportunities worldwide for Catrix powder and wound care, the Company entered into an agreement with a Spanish physician residing in Barcelona, Spain. This agreement appoints the physician as the Company's exclusive agent in Europe for the purpose of securing marketing approval from the Spanish Health Ministry for Catrix(R) powder in the treatment of all manner of topical wounds.

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

          The Company's Catrix(R) Ointment, when applied post-surgically, contributes significantly to the wound healing process greatly reducing the healing period. For eighteen months ending in November 2000, Catrix(R) Ointment was the subject of a human clinical trial, ultimately to involve some twenty patients undergoing cosmetic facial surgery by laser peel. The trial having received
IRB approval was conducted by Dr. Maritza I. Perez in her private practice in Mount Kisco, New York and in New York City. Results were exceptional, and the findings were presented at the annual meeting of the American Society for Dermatologic Surgery in Denver in November, 2000. Moreover, a complete paper on the trial results has been submitted to Dermatological Surgery, a peel reviewed journal for publication

          With the assistance of the same formulator, first above mentioned, the Company has also designed and formulated a 5% Catrix(R) Cream and a 5% Catrix(R) Lip Balm. The Cream is a consumer product intended for use on various skin conditions such as psoriasis, mild sun or chemical burns, scratches and other topical anamolies. Modest sales of these products have already occurred principally via the Company's Internet web site at www.catrix.com.

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

Human Clinical Trials Conducted with Catrix(R)

          Since approval of the Company's IND, it has completed Phase I clinical trial and conducted a Phase II clinical trial. The Company's clinical trials involved the administration of Catrix(R) capsules to solid tumor cancer patients. This trial was suspended in December 1999 for the reasons given above. (See, "Business-Government Regulation").

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


Phase III Trials

          Upon completion of the Phase II trial, should it be resumed, the Company would meet with the FDA and HPB for authorization to commence Phase III trials to evaluate the overall risks and benefits of Catrix(R) in relation to the treated disease and in light of other available therapies. Following this further evaluation of efficacy and safety, the Company would file its NDA and NDS. (See,"Government Regulation-Orphan Drug Status").

Trials Involving Decubitus Ulcers

         Given the FDA's approval of the 510(k) application for the use of Catrix(R) in wound treatment, Catrix(R) powder can be marketed in the U.S. presently as a prescription product. In order to spark interest in the material, the Company supplied Catrix(R) powder to two hospitals for the treatment of patients suffering from decubitus or venus ulcers. Clinical results have been encouraging. Additional in vivo and in vitro trials are being conducted by ICNI in Spain.

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

Government Regulation.

          The production and marketing of the Company's products and its research and development activities are subject to comprehensive regulation by various federal, state and local authorities in the United States and governmental authorities of other countries. Among others, the FDA, HPB and the SHM exercise regulatory authority over the development, testing, formulation, manufacture, labeling, storage, record keeping, quality control, advertising and promotion of the Company's products. The Company believes that the regulations and procedures involving the above in Canada are essentially the same as the United States. Accordingly, the discussion set forth below is also applicable to the Company's efforts to obtain regulatory approval in Canada.

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

Raw Materials and Manufacturing.

          Catrix(R) is manufactured for the Company by contract manufacturers. These manufacturers must be FDA-approved pharmaceutical manufacturing facilities. Likewise, foreign government agencies, in countries where marketing approval is sought, must also approve all such manufacturers. The Company's food supplement cartilage material, BIO-CARTILAGE(R) , and its POLY-Nag? are manufactured in the United States and an additional manufacturer is being developed in the Western Pacific Area.

          Raw Materials. Catrix(R) is prepared from animal cartilage tissue. The most accessible and easily processed source is bovine tracheas collected from normal healthy beef cattle, subsequent to slaughter. Tracheas are cleaned, flash frozen and delivered to qualified pharmaceutical manufacturing facilities. The cattle from which the tracheas are harvested are certified free of BSE (Bovine Spongiform Encephylitis) and the only cattles herds used as source material are located in the United States, Canada, New Zealand and Australia.

          Regulatory Review. All Catrix(R) and production procedures have been submitted in extensive detail to the FDA, the HPB in Canada, and the Spanish Health Ministry in Spain, and accepted as part of the review of the Company's official submissions with respect to studying Catrix(R) in patients.

Patents and Proprietary Technology.

          The Company was granted and owns, by assignment, several United States patents, some of which have expired. The most recent patents granted were for the use of cartilage-based agents as an anti-tumor agent and method (U.S. Patent #4,827,607), and for Poly-NAG for use as an anti-inflammatory.

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

Human Resources.

          Employees and Consultants.

          At August 1, 2001, the Company had three full time employees, and retains several consultants to assist in the administration of the Company and coordinating its ongoing research and clinical trials.

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

          The Company's Scientific Advisory Board consists of the following persons:

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

Fiscal Year Ending May 31, 2001		       High  	 Low
                                               ----      ---
Fourth Quarter                                  .22      .11
Third Quarter                                   .35      .22
Second Quarter                                  .45      .28
First Quarter                                   .44      .28

Fiscal Year Ending May 31, 2000                High      Low
                                               ----      ---
Fourth Quarter                                $1.12     $.40
Third Quarter                                   .75      .29
Second Quarter                                  .65      .35
First Quarter                                   .72      .50


         On July 13, 2001 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $.10. As of May 31, 2001 there were 515 holders of record of the Company's Common stock.

Item 6.  Management's Discussion and Analysis of Operations
-----------------------------------------------------------
Results of Operations
---------------------
Overview
--------

          Since its inception, the Company has primarily devoted its resources to fund research, drug discovery and development.
In addition, the Company licenses its technology for commercialization by other companies and in recent fiscal years, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE(R), as a food supplement, and direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. In the fiscal year ended May 31,2000, the Company made its initial two commercial shipments of its Catrix(R) Wound Dressing product pursuant to its agreement with ICN IBERICA, S.A., Spain (see below).

          The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $15.8 million from inception to May 31, 2001. The Company has primarily financed its research and development activities through a public offering of Common
Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.


Fiscal year ended May 31, 2001 compared to May 31, 2000
-------------------------------------------------------
          The Company's revenues decreased in the year ended May 31, 2001 from the comparative prior fiscal y ear primarily due to the initial two commercial shipments of its Catrix(R) Wound Dressing Product and an $86,500 license fee earned pursuant to the Company's agreement with ICN IBERICA, S.A., Spain (see below) in the fiscal year ended May 31, 2000. Total costs and expenses during the year ended May 31, 2001 were 41% lower than those of the comparative prior year. The decrease was principally due to lower costs of sales related to decreased products' sales and lower professional fees and consulting expenses.

Liquidity and Capital Resources.

Overview

          The Company has had losses from operations in each of the five years ended May 31, 2001. This trend may continue in the foreseeable future. Working capital has been provided since the Company's inception primarily from the sale of equity securities, from borrowings (from its officers, directors, and shareholders and from outside investors), and in recent years, from revenues from licensing fees and product sales.

Present Liquidity

          The Company's present liquidity position is critical. As of May 31, 2001 the Company's liabilities exceeded its total assets by $487,339. The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending August 31, 2001, to sustain its operations.

          As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 2001 of ($568,368), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of May 31, 2000 and 2001 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

          The Company's licensee of its Catrix(R) product, in powder form only, for topical wound healing purposes (see below) received its initial two shipments from the Company in the year ended May
31, 2000. In addition, the Company continued to sell a line of cosmetic products and plans to continue to implement plans to sell BIO-CARTILAGE(R) to the over-the-counter food supplement market. If the Company's efforts to increase revenues are successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try to obtain financing from additional advances from stockholders and sales of unregistered shares of common stock.

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

          On September 13, 1999, the Company announced that its Catrix(R) Wound Dressing product was granted full marketing approval by the Spanish Health Ministry of Madrid. Under the prevailing regulations of the European Union ("EU"), of which Spain is a member, a drug/device approval in one member country renders the product marketable in all member states. Therefore, Catrix Wound Dressing may now be sold throughout the 15 countries of the EU.

          Since September 1999, the Company has fulfilled all of its obligations under its agreement with ICNI, including the timely shipment of the product. ICNI has commenced implementation of a complete marketing program in Spain, and it also applied to the appropriate Spanish authorities for a government sponsored reimbursement plan for patients covered under the national medical care program. The Spanish Health Ministry in the Spring of 2001 allowed only a very low patient reimbursement rate. As a result, ICNI is prosecuting an appeal of this decision and a resolution of the matter is not expected for several months.

          As a result of the low reimbursement rate allowed by the Spanish government, ICNI has been unable to meet minimum sales levels as set forth in the parties' agreement. This has led the parties to agree to continue their relationship absent an operational agreement until such time as ICNI's appeal of its rate case has been decided by the Spanish Health Ministry.
Additionally, the Company has granted ICNI permission to market the product in Portugal for a period of three months.

          Spain's socialized medicine system covers about 80% of its population. The other 20% are either privately insured or self insured. Unless ICNI is allowed an adequate reimbursement rate, its sales of CATRIX Wound Dressing will be largely limited to 20% of the population. At this time, no representation can be made on the possible outcome of ICNI's rate appeal.


          The Company has no material commitments for capital expenditures at May 31, 2001.

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
Gerard A. Dupuis                             Chairman and
                                             Chief executive
                                             Officer, Director.

Frank E. Berglas                             Director.

George E. Ehrlich, M.D.                      Director.

Charles T. Maxwell                           Director.

          Mr. Dupuis (age 63) is an attorney who practiced in New York City for more than twenty five years. He became General Counsel, Secretary and a Director of the Company in February 1986. On June 19, 1990 Mr. Dupuis was elected President and Chief Executive Officer of the Company and in 1992 was elected chairman. Mr. Dupuis is a graduate of Syracuse University and received his law degree from Columbus School of Law, of the Catholic University of America in Washington, D.C.

          Mr. Berglas (age 60) was the President and Chief Executive Officer of Great Lakes American Reinsurance Co., a position he has held for more than the past five years until his retirement in 1997. He became a Director of the Company on December 1, 1993. Mr. Berglas is a graduate of City College of New York.

          Dr. Ehrlich (age 72) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

          Mr. Maxwell (age 69) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice President of the Company in July 1997 and in April 2000 Mr. Maxwell became Senior Energy Analyst with Weeden & Co., Greenwich, Connecticut. Mr. Maxwell is a graduate of Princeton University and Oxford University.

Item 10.  Executive Compensation
          ----------------------
                        Annual Compensation     Long-Term
                        -------------------     Compensation
                                                Awards
                                                ------------
Name and               Fiscal Year
Principal              Ended
Position               May 31,      Salary $       Warrants (#)
--------               -------      --------       ------------
Gerard A. Dupuis       2001         $150,000          2,000,000
President and CEO      2000         $150,000          1,000,000
                       1999         $150,000          1,700,000

Aggregated Option and Warrant Exercises in Last Fiscal Year and
FY End Option and Warrant Values.
-----------------------------------------------------------------------------
                Shares                        Number of       Value of
                Acquired                      Unexercised     Unexercised
                on              Value         Options/        In-the-money
                Exercise        Realized      Warrants        Options
                                              at FY End (#)   Warrants
                                                              at FY End ($)
Name            (#)             ($)           Exercisable     Exercisable
-----------------------------------------------------------------------------
G.A. Dupuis                                   Warrants        Warrants
                                              5,920,312       $37,500


Item 11. Security Ownership of Certain Beneficial Owners and
	 Management
         ---------------------------------------------------
	The following table sets forth, as of May 31, 2001, the ownership of the Company's Common Stock by (I) each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

         Name and                     Number of Shares
Title of Address of                   Beneficially            Percent
Class    Beneficial Owner             Owned                   of Class
(1)
------------------------------------------------------------------------

Common	Gerard A. Dupuis (2)	  	6,101,229	       21.52%
Stock	420 Lexington Avenue
	Suite 212
	New York, NY 10170


	Charles T. Maxwell (2)	  	7,004,307	       31.01%
	420 Lexington Avenue
	Suite 212
	New York, NY 10170


	Frank E. Berglas (2)	    	  325,000		1.43%
	420 Lexington Avenue
	Suite 212
	New York, NY 10170

	Peter B. Ruffin 		1,697,500		7.57%
	753 Forest Hills Drive
	Wilmington, NC

	George E. Ehrlich (2)      	  275,000      		1.21%
	420 Lexington Avenue
	Suite 212
	New York, NY 10170

	Directors and 		       13,705,536	       47.25%
	Officers as a group
	(2) (4 persons)


	(1) The percentages are calculated on the basis of 22,435,356 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire, owned by such a person if exercisable within 60 days of May 31, 2001 are deemed outstanding, but such shares are not deemed outstanding for the purpose of calculating the percentage of Common Stock owned by any other person. All share ownership is direct unless otherwise indicated.

	(2) Includes 5,920,312, 225,000, 275,000 and 150,000
warrants to purchase the Company's Common Stock held by Mr.
Dupuis, Mr. Berglas, Dr. Ehrlich and Mr. Maxwell, respectively.


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
	There were no reports on Form 8-K filed by the Company during the fourth Quarter at the year ended May 31, 2001.

			SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					LESCARDEN INC.


					By: S/Gerard A. Dupuis
					    ------------------
					Gerard A. Dupuis, President
					August 13, 2001

	Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  S/Gerard A. Dupuis   		President, Principal Executive
     ------------------
     Gerard A. Dupuis			Officer, Principal Financial
     August 13, 2001			Officer, Principal Accounting
					Officer and Director



By:  S/Frank E. Berglas		   	Director
     ------------------
     Frank E. Berglas
     August 13, 2001

By:  S/George E. Ehrlich          	Director
     ------------------
     George E. Ehrlich
     August 13, 2001


By:  S/Charles T. Maxwell		Director
     ------------------
     Charles T. Maxwell
     August 13, 2001

                                                               LESCARDEN INC.


                                               INDEX TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
Independent Auditor's Report						F-2
Balance Sheet as of May 31, 2001					F-3
Statement of Operations for the Years Ended May 31, 2001 and 2000	F-4
Statement of Stockholders' Equity (Deficiency) for the Years
Ended May 31, 2001 and 2000						F-5
Statement of Cash Flows for the Years Ended May 31, 2001 and 2000	F-6
Notes to Financial Statements	  				     F-7 - F-12

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Lescarden Inc.

We have audited the accompanying balance sheet of Lescarden Inc. (the "Company") as of May 31, 2001 and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2001, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 2, 2001

                                                                 LESCARDEN INC.

                                                                         BALANCE SHEET
May 31, 2001
---------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash									  $      79,429
  Inventory 									102,812
---------------------------------------------------------------------------------------
      Total current assets							182,241

Deferred Income Tax Asset, net of valuation allowance of $2,502,000		   -
---------------------------------------------------------------------------------------
      Total Assets							  $     182,241
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses					  $     119,580
  Advance from stockholder							445,000
  Unearned revenue								105,000
---------------------------------------------------------------------------------------
      Total liabilities								669,580
---------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
  Convertible preferred stock - $.02 par value; $1.50 liquidation value (aggregating $138,000); authorized 2,000,000 shares, issued and
  outstanding 92,000 shares							 1,840
  Common stock - $.001 par value; authorized 200,000,000 shares, issued
   and outstanding 22,435,356							22,435
  Additional paid-in capital						    15,338,996
  Accumulated deficit							   (15,850,610)
---------------------------------------------------------------------------------------
      Stockholders' deficiency                                                (487,339)
---------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency			 $     182,241
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                               STATEMENT OF OPERATIONS
Year ended May 31,                                                 2001            2000
---------------------------------------------------------------------------------------
Revenue:
  Product sales						   $     39,348	  $     346,633
  License fees							   -      	 86,500
  Interest income						  1,863		  1,448
---------------------------------------------------------------------------------------
Total revenue							 41,211		434,581
---------------------------------------------------------------------------------------

Costs and expenses:
  Cost of product sales						 29,905		218,380
  Salaries:
    Officer							177,312		223,738
    Office							 22,094	 	 23,645
  Interest							 27,600		 11,739
  Professional fees and consulting				157,906		330,978
  Research and development 					 17,646		 28,520
  Rent and office expenses 					109,510		103,669
  Travel and meetings						 32,860		 47,191
  Taxes								    639		  1,116
  Insurance							  1,836		  1,513
  Other administrative expenses					 32,271		 50,178
---------------------------------------------------------------------------------------
Total costs and expenses					609,579       1,040,667
---------------------------------------------------------------------------------------
Net loss						   $  (568,368)	  $   (606,086)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Net loss per common share - basic and diluted		   $      (.03)	  $       (.03)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding	    22,383,355	    21,901,021
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    Convertible
                                  Preferred Stock                Common Stock         Additional                   Stockholders'
                               Number of    Par Value       Number of    Par Value     Paid-in     Accumulated         Equity
                                 Shares      Amount           Shares     Amount        Capital     Deficit          (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------
Balance at June 1, 1999		 92,000	   $1,840	   21,725,169	$21,725	   $14,728,848	 $(14,676,156)	    $   76,257
Issuance of common stock
 upon exercise of common
 stock warrants			   -         -    	       50,000  	     50		 4,950		 -         	 5,000
Issuance of common stock
 upon conversion of advances
 to related parties	 	   -         -    	      444,000	    444	       233,295		 -             233,739
Issuance of common stock
 in settlement of liability	   -         -    	      100,000	    100	        49,900		 -         	50,000
Issuance of common stock
 warrants for services             -         -                   -         -           242,738           -             242,738
Net loss			   -         -    	 	 -         -       	  -          (606,086)	      (606,086)
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2000		92,000	    1,840	   22,319,169	 22,319	    15,259,731	  (15,282,242)		 1,648
Issuance of common stock
 upon exercise of common
 stock warrants			  -          -    	      116,187	    116		15,226		 -         	15,342
Imputed interest on advance
 from stockholder		  -          -    		 -         -      	27,000		 -         	27,000
Issuance of common stock
 warrants for services		  -          -    		 -         -      	37,039		 -         	37,039
Net loss			  -          -    		 -         -         	  -          (568,368)	      (568,368)
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2001		92,000	   $1,840	   22,435,356	$22,435	   $15,338,996	 $(15,850,610)	     $(487,339)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                      STATEMENT OF CASH FLOWS
Year ended May 31,                                                        2001           2000
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss							    $(568,368)	     $(606,086)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Issuance of common stock for interest				 -		11,739
    Issuance of common stock warrants for services		       37,039	       242,738
    Noncash compensation					       10,342		  -
    Imputed interest on advances from stockholder		       27,000		  -
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable		       71,532	       (71,532)
      (Increase) decrease in inventory				       (2,932)		91,436
      Decrease in prepaid expenses					 -		36,000
      (Decrease) increase in accounts payable and accrued expenses
								      (43,633)		15,799
      Increase (decrease) in unearned revenue			      105,000	       (43,250)
      Decrease in security deposit					 -		 3,080
----------------------------------------------------------------------------------------------
	Net cash used in operating activities			     (364,020)	      (320,076)
----------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock				5,000		 -
  Net advances from stockholder and related parties		      395,000	       272,000
----------------------------------------------------------------------------------------------
	Cash provided by financing activities			      400,000	       272,000
----------------------------------------------------------------------------------------------

Net increase (decrease) in cash					       35,980	       (48,076)

Cash at beginning of year					       43,449           91,525
Cash at end of year						    $  79,429	     $  43,449
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------


Supplemental schedule of noncash financing activities:

  Conversion of advances received from related parties
   to common stock 						    $   -	     $ 222,000
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
  Issuance of common stock warrants for services		    $ 37,039	     $ 242,738
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
  Issuance of common stock for interest				    $   -	     $  11,739
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
  Conversion of accounts payable and accrued expenses
   into common stock						    $   -   	     $  55,000
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

1.	OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:


The Company is engaged in the research, testing and development of medications for the control and cure of various diseases and the licensing of its technologies for commercialization by other companies. In its research and testing to date, the Company has discovered and is primarily investigating Catrix(R), a complex of mucopolysaccharides derived from bovine cartilage.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses from operations during the years ended May 31, 2001 and 2000 and has had limited revenue in those years. At
May 31, 2001, the Company had stockholders' deficiency and a working capital deficiency. These factors indicate that the Company may be unable to continue as a going concern. In the past few years, management has implemented plans to license its Catrix(R) product for topical wound healing purposes and sell a line of cosmetic products and enter the food supplement business. During the year ending May 31, 2002, management expects the continuation of these plans. If successful, this may increase cash flow which would allow the Company to meet its obligations and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company does not believe that any recently issued, but not yet effective, accounting standards will have a material effect on the Company's financial position, results of operations or cash flows.

2.	INVENTORY:

Inventory at May 31, 2001 consists of the following:
Finished goods							$  70,192
Raw materials							   32,620
-------------------------------------------------------------------------
								$ 102,812
-------------------------------------------------------------------------
-------------------------------------------------------------------------


3.	ADVANCES FROM RELATED PARTIES:

During the year ended May 31, 2001, certain related parties loaned the Company $272,000. The loans were noninterest-bearing and due on demand. The Company converted $222,000 of these advances into common stock during the year ended May 31, 2001. The conversion terms were based on the fair market value of the Company's stock at the time of conversion. The Company recorded an interest charge of $11,739 as a result of the conversion in the accompanying statement of operations.

During the year ended May 31, 2001, a related party loaned the Company $445,000. The loan, which is noninterest-bearing and due upon demand, is convertible into common stock of the Company. The conversion terms are based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on this loan at the Federal Reserve's prime rate.


4.	STOCK OPTIONS AND WARRANTS:

In the year ended May 31, 1993, the Company approved the "1992 Employee Incentive Stock Plan" (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 2001, no options were granted under the 1992 Plan.

Transactions relating to warrants are as follows:

                                           	             Weighted-
                                           Number of         average
                                            Warrants       Exercise Price
                                          Exercisable        Per Share
--------------------------------------------------------------------------

Balance at June 1, 1999			    5,548,739		      $.32
Granted					    1,812,219		       .35
Expired					     (838,000)		       .94
Exercised				      (50,000)		       .10
--------------------------------------------------------------------------
Balance at May 31, 2000			    6,472,958		       .25
Granted					    2,177,778		      1.85
Expired					     (470,678)		       .42
Exercised				     (116,187)		       .13
--------------------------------------------------------------------------
Balance at May 31, 2001			    8,063,871		      $.67
--------------------------------------------------------------------------
--------------------------------------------------------------------------

The following table summarizes the information about warrants outstanding at May 31, 2001:


                                   Warrants Outstanding and Exercisable
--------------------------------------------------------------------------

                                               Weighted-
                                                average      Weighted-
                                               Remaining      average
                  Range of        Number       Contractual    Exercise
               Exercise Price  Outstanding    Life (Years)      Price
-----------------------------------------------------------------------

	     $  .10		  855,000	1.98	     $  .10
		.12		  500,000	2.84		.12
		.15		1,100,000	3.22		.15
		.15625 - .25	  703,874	4.60		.18
		.30 - .34	1,055,000	3.79		.31
		.35		1,760,000	3.43		.35
		.40 - .75	   89,997	3.96		.46
	       2.00		2,000,000	4.69	       2.00
--------------------------------------------------------------------------
	     $  .10 - $2.00	8,063,871	    	     $  .67
--------------------------------------------------------------------------
--------------------------------------------------------------------------

The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock warrants and to present the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the warrants granted at the grant date as prescribed by SFAS No. 123, the

Company's net loss and net loss per common share for the years ended May 31, 2001 and 2000 would approximate the pro forma amounts indicated in the table below.

Year ended May 31,				2001		2000
----------------------------------------------------------------------

Net loss - as reported			$   (568,368)	$   (606,086)
----------------------------------------------------------------------

Net loss - pro forma			$ (1,088,368)	$ (1,016,836)
----------------------------------------------------------------------

Net loss per common share - as reported	$       (.03)	$       (.03)
----------------------------------------------------------------------
----------------------------------------------------------------------

Net loss per common share - pro forma	$       (.05)	$       (.05)
----------------------------------------------------------------------
----------------------------------------------------------------------

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended May 31, 2001 and 2000, respectively: expected volatility of 1.72 and 1.41; risk-free interest rates of 4.9% and 6.2%; and expected lives of 5 to 10 years.


5.	COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:


Substantially all of the Company's purchases of its primary raw material for the Company's merchandise inventory for the year ended May 31, 2001 was from one vendor.

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

Year ending May 31,
	2002						     $  71,500
	2003							71,500
	2004							47,700
----------------------------------------------------------------------
						       	     $ 190,700
----------------------------------------------------------------------
----------------------------------------------------------------------

Rent expense charged to operations for the years ended May 31, 2001 and 2000 amounted to approximately $86,000 and $81,000, respectively.

During the year ended May 31, 1999, the Company entered into a three-year agency agreement (as amended during the year ended May 31, 2001) with a third party (the "Agent"), which is representing the Company for the purpose of securing marketing approval in Spain for Catrix(R) (in powder form) as a wound treatment. The agency agreement also calls for the Agent to identify commercial enterprises able and willing to distribute and market Catrix(R) in each of the countries in the European Union. The Company has agreed to pay finders' fees and commissions to the Agent, as defined.

In March 1999, the Company entered into a 10-year license agreement in which it designated a company located in Spain as a semi-exclusive licensee (the "Licensee") of Catrix(R) Wound Dressing (the "Product"). Upon the signing of the license agreement, the Company received 50% of an up-front fee it is charging for distributorship rights. The balance was paid during the fiscal year ended May 31, 2001, upon the Company having secured registration and marketing approval for the Product from the Spanish Health Ministry as required under the agreement. The Licensee is required to secure shipments of the Product in minimum order amounts and at prices as defined by the license agreement. In the event that the Licensee's gross margins on the Product fall below a certain margin, or in the event that the exchange rate between the Euro and the U.S. dollar shall vary by 20% for more than 30 days, the parties agree to renegotiate the terms of the price agreement.

A revised agreement with a former Chairman, which is for a period of 20 years, provides for a minimum annual consultancy fee/pension payment of $25,000 to be paid in any year in which the Company's net worth is in excess of $2,500,000 or pretax profits of $500,000 are achieved. In the event of the death of this former Chairman, any amounts due under this agreement will be payable to his estate. Additionally, the agreement provides for the issuance of nonqualified stock options to purchase 100,000 shares of the Company's common stock. Under the agreement, pension costs cannot be reasonably estimated principally because the conditions required to create a pension liability do not exist at May 31, 2001 and are not anticipated in the foreseeable future.

The chief executive officer ("CEO") of the Company is entitled to receive a salary increase should the Company achieve certain levels of net profits as defined in the minutes of the board of directors' meeting. The CEO is also entitled to a bonus and warrants to purchase shares of common stock of the Company if the common stock of the Company achieves certain price levels and trading volume, as defined in the minutes.

In June 1982, individuals related to the Company formed the Catrix(R) Research Limited Partnership (the "Partnership"). The Company entered into research and license agreements with the Partnership. On June 1, 2001, the Partnership was dissolved and the agreement terminated.


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

The Company has net operating loss carryforwards of approximately
$7,359,000 available to reduce future taxable income which expire in various years through 2021.

The utilization of net operating loss carryforwards may be limited as a result of cumulative changes in the Company's stock ownership.

Deferred income taxes reflect the impact of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforwards, the Company has recorded a valuation allowance for the entire deferred tax asset. The deferred income tax asset is comprised of the following at May 31, 2001:

Net operating loss carryforwards			$ 2,502,000
-------------------------------------------------------------------
Gross deferred tax assets				  2,502,000
Valuation allowance					 (2,502,000)
-------------------------------------------------------------------
-------------------------------------------------------------------
	Net deferred income tax asset			$   - 0 -
-------------------------------------------------------------------
-------------------------------------------------------------------


8.	MAJOR  CUSTOMER:

During the year ended May 31, 2000, sales to one foreign customer accounted for approximately 86% of product sale revenue.