Form 10QSB
period 2001-08-31
LESCARDEN INC
filed 2001-10-16
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________


Commission file number 0-10035

                           LESCARDEN, INC.
--------------------------------------------------------------------
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

________________________________________________________________.
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                       Outstanding at August 31, 2001
----------------------------            ------------------------------
Common Stock $.001 par value                       22,435,356

                            LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------

                                ASSETS
                                ------

                                                                  August 31, 2001     May 31, 2001
                                                                     (UNAUDITED)         (AUDITED)
                                                                  ---------------     ------------
CURRENT ASSETS:
     Cash                                                         $        7,212      $     79,429
     Prepaid expenses                                                      8,334              -
     Inventory                                                            87,574           102,812
                                                                  --------------      ------------
            TOTAL CURRENT ASSETS                                         103,120           182,241

Deferred Income Tax Asset, net of valuation allowance of
$2,537,000 and $2,502,000 at August 31, 2001 and
May 31, 2001 respectively                                                   -                 -
                                                                  --------------      ------------
     TOTAL ASSETS                                                 $      103,120      $    182,241
                                                                  --------------      ------------
                                                                  --------------      ------------

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENTS LIABILITIES:
    Accounts payable and accrued expenses                         $      112,230      $    119,580
    Advances from stockholders                                           475,000           445,000
    Unearned revenue                                                     105,000           105,000
                                                                  --------------      ------------
     TOTAL LIABILITIES                                                   692,230           669,580
                                                                  --------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
    Convertible Preferred Stock                                            1,840             1,840
      Common Stock                                                        22,435            22,435
      Additional Paid-In Capital                                      15,347,077        15,338,996
      Accumulated Deficit                                            (15,960,462)      (15,850,610)
                                                                  --------------      ------------
    STOCKHOLDERS' DEFICIENCY                                           (589,110)         (487,339)
                                                                  --------------      ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $     103,120      $    182,241
                                                                  --------------      ------------
                                                                  --------------      ------------
See notes to financial statements


                            LESCARDEN INC.
                            --------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------
                                                                             (UNAUDITED)

                                                                         For the Three Months
                                                                           Ended August 31,
                                                                         --------------------
                                                                            2001              2000

TOTAL REVENUES                                                    $       20,236      $      9,288
                                                                  --------------      ------------
COSTS AND EXPENSES:
   Cost of Product Sales                                                  15,238             6,450
   Salaries - Officer                                                     35,062            39,228
   Salaries - Office                                                       4,715             6,471
   Professional Fees and Consulting                                       32,577            30,691
   Research and Development                                                  200              -
   Rent and Office Expenses                                               29,243            22,521
   Travel and Meetings                                                     1,414             5,331
   Taxes                                                                     455               417
   Insurance                                                                 154               78
   Interest                                                                8,081               600
   Other Administrative Expenses                                           2,949             6,774
                                                                  --------------      ------------
     TOTAL COSTS AND EXPENSE                                             130,088           118,561
                                                                  --------------      ------------
     NET LOSS                                                     $     (109,852)     $   (109,273)
                                                                  --------------      ------------
                                                                  --------------      ------------
     NET LOSS PER SHARE                                           $         (.00)     $       (.00)
                                                                  --------------      ------------
                                                                  --------------      ------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                           22,435,356        22,319,169
                                                                  --------------      ------------
                                                                  --------------      ------------



See notes to financial statements


                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                                                                            (UNAUDITED)
                                                                     For the Three Months Ended
                                                                             August 31,
                                                                     --------------------------
                                                                            2001              2000
                                                                            ----              ----

CASH FLOWS (USED IN) OPERATIONS:
     Net (Loss)                                                   $     (109,852)    $    (109,273)
     Adjustments to reconcile net  loss to net
       cash used in operating activities:
       Imputed interest on advances from stockholders                      8,081              -
       Changes in operating assets and liabilities:
       Decrease in accounts receivable                                      -               71,532
       Decrease  in inventory                                             15,238             6,450
      (Increase) in prepaid expenses                                      (8,334)             -
      (Decrease) in accounts payable and
        accrued expenses                                                  (7,350)             -
                                                                  --------------      ------------
     NET CASH FLOW (USED IN) OPERATIONS                                 (102,217)          (31,291)
                                                                  --------------      ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
         Advances from stockholders                                       30,000           105,000
                                                                  --------------      ------------
 (Decrease) increase in cash                                             (72,217)           73,709

Cash- Beginning of period                                                 79,429            43,449
                                                                  --------------      ------------
Cash - End of period                                              $        7,212      $    117,158
                                                                  --------------      ------------
                                                                  --------------      ------------


See notes to financial statements

                            LESCARDEN INC.
                            --------------
                                                       (UNAUDITED)
                                                        ---------
                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
                           August 31, 2001
                           ---------------

Note 1 - General:

     The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and,therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2001.


     The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

Note 2 - Inventory:

     Inventory at August 31, 2001 consists of the following:

               Finished Goods $      54,954
               Raw Materials         32,620
                              -------------
                              $      87,574
                              -------------
                              -------------

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
                           August 31, 2001
                           ---------------

Results of Operations
---------------------

Overview
--------

     Since its inception, the Company has primarily devoted its resources to
fund research, drug discovery and development.   In addition, the Company
licenses its technology for commercialization by other companies and in recent fiscal years, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE(R), as a food supplement, and direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. In the fiscal year May 31, 2000, the Company made its initial two commercial shipments of its CATRIX(R) Wound Dressing product pursuant to its agreement with ICN IBERICA, S.A., Spain.

     The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $16 million from inception to August 31, 2001. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

Three months ended August 31, 2001 compared to August 31, 2000.
---------------------------------------------------------------


     The Company's revenues in the quarters ended August 31, 2001 and 2000 were primarily from the direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. A significant portion of the Company's revenues in the quarter ended August 31, 2001 were from the sale of Bio-Cartilage(R)capsules to one customer.

     Total costs and expenses during the three months ended August 31, 2001 were 10% higher than those of the comparative period of the prior year principally due to higher cost of product sales and $8,081 of imputed interest cost on advances from stockholders.

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

Present Liquidity
-----------------

     The Company's present liquidity position is critical. As of August 31, 2001 the Company's total liabilities exceeded its total assets by $ 589,110. The Company will require additional product sales or funding during, or shortly after the end of, the current fiscal quarter ending November 30, 2001, to sustain its operations.

     As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 2001 of ($ 568,368), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Company's Financial Statements as of May 31, 2000 and 2001 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

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

     On September 13, 1999, the Company announced that its CATRIX(R) Wound Dressing product was granted full marketing approval by the Spanish Health Ministry of Madrid. Under the prevailing regulations of the European Union ("EU"), of which Spain is a member, a drug/device approval in one member country renders the product marketable in all member states. Therefore, CATRIX(R) Wound Dressing may now be sold throughout the 15 countries of the EU.

     Since September 1999, the Company has fulfilled all of its obligations under its agreement with ICNI, including the timely shipment of the product. ICNI has commenced implementation of a complete marketing program in Spain, and it also applied to the appropriate Spanish authorities for a government sponsored reimbursement plan for patients covered under the national medical
care program.   The Spanish Health Ministry in the Spring of 2001 allowed
only a very low patient reimbursement rate. As a result, ICNI is prosecuting an appeal of this decision and the date for a resolution of the matter is not determinate.

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

     The Company has no material commitments for capital expenditures at August 31, 2001.

                                      LESCARDEN INC.
                                      --------------

                     Part II - Other Information
                     ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 2001.

                          INDEX TO EXHIBITS

                              Signatures
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         LESCARDEN INC.
                         --------------
                         (Registrant)




Date: October 3, 2001    s/Gerard A. Dupuis
                         ------------------
                         Gerard A. Dupuis
                         Chairman of the Board
                         Chief Executive Officer