Form 10QSB
period 2001-11-30
LESCARDEN INC
filed 2002-01-11
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001.

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                       Outstanding at November 30,2001
----------------------------            -------------------------------
Common Stock $.001 par value                       22,635,356

                            LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------

                                ASSETS
                                ------

                                                               November 30, 2001      May 31, 2001
                                                                  (UNAUDITED)           (AUDITED)
                                                               -----------------      ------------
CURRENT ASSETS:
     Cash                                                         $        5,393      $     79,429
     Inventory                                                            79,452           102,812
                                                                  --------------      ------------
            TOTAL CURRENT ASSETS                                          84,845           182,241

Deferred Income Tax Asset, net of valuation allowance of
$2,563,000 and $2,502,000 at November 30, 2001 and
May 31, 2001 respectively                                                   -                 -
                                                                  --------------      ------------
     TOTAL ASSETS                                                 $       84,845      $    182,241
                                                                  --------------      ------------
                                                                  --------------      ------------

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENTS LIABILITIES:
    Accounts payable and accrued expenses                         $      112,230      $    119,580
    Advances from stockholders                                           505,000           445,000
    Unearned revenue                                                     105,000           105,000
                                                                  --------------      ------------
     TOTAL LIABILITIES                                                   722,230           669,580
                                                                  --------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
    Convertible Preferred Stock                                            1,840             1,840
      Common Stock                                                        22,635            22,435
      Additional Paid-In Capital                                      15,375,018        15,338,996
      Accumulated Deficit                                            (16,036,878)      (15,850,610)
                                                                  --------------      ------------
    STOCKHOLDERS' DEFICIENCY                                           (637,385)         (487,339)
                                                                  --------------      ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY         $       84,845      $    182,241
                                                                  --------------      ------------
                                                                  --------------      ------------
See notes to financial statements


                            LESCARDEN INC.
                            --------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------
								(UNAUDITED)				(UNAUDITED)
                                            For The Three Months         For the Six Months
                                            Ended November 30,           Ended November 30,
                                            --------------------         ------------------
                                             2001         2000            2001          2000
                                             ----         ----            ----          ----
Total Revenues                       $     10,727  $     8,633     $    30,963   $    17,921
                                     ------------  -----------     -----------   -----------
Costs and Expenses:
   Cost of Sales                            8,123        6,130          23,361        12,580
   Salaries - Officer                      19,820       38,452          54,882        77,680
   Salaries - Office                        3,415        4,670           8,130        11,141
   Professional Fees and Consulting        13,495       29,331          46,072        60,022
   Research and Development                  -          13,946             200        13,946
   Rent and Office Expenses                29,929       28,482          59,172        51,003
   Travel and Meetings                      1,748       14,169           3,162        19,500
   Taxes - Other                             -	            41             455           458
   Insurance                                  646        1,206             800         1,284
   Interest                                 8,141         -             16,222           600
   Other Administrative Expenses            1,826        6,637           4,775        13,411
                                     ------------  -----------     -----------   -----------
     Total Costs and Expenses              87,143      143,064         217,231       261,625
                                     ------------  -----------     -----------   -----------
     Net (Loss)                      $    (76,416) $  (134,431)    $  (186,268)  $  (243,704)
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------
     Net (Loss) Per Share            $       (.00) $      (.01)    $      (.01)  $      (.01)
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------

Weighted Average Number of
  Common Shares Outstanding            22,485,356   22,369,169      22,463,927    22,344,169
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------



See notes to financial statements

                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                                                                            (UNAUDITED)
                                                                     For the Six Months Ended
                                                                             November 30,
                                                                     --------------------------
                                                                            2001              2000
                                                                            ----              ----

CASH FLOWS (USED IN) OPERATIONS:
     Net (Loss)                                                   $     (186,268)    $    (243,704)
     Adjustments to reconcile net  loss to net
       cash used in operating activities:
       Imputed interest on advances from stockholders                     16,222              -
       Changes in operating assets and liabilities:
       Decrease in accounts receivable                                      -               71,532
       Decrease  in inventory                                             23,360            12,580
      (Decrease) in accounts payable and
        accrued expenses                                                  (7,350)          (40,407)
                                                                  --------------      ------------
     NET CASH FLOW (USED IN) OPERATIONS                                 (154,036)         (199,999)
                                                                  --------------      ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
         Advances from stockholders                                       80,000           205,000
                                                                  --------------      ------------
 (Decrease) increase in cash                                             (74,036)            5,001

Cash- Beginning of period                                                 79,429            43,449
                                                                  --------------      ------------
Cash - End of period                                              $        5,393      $     48,450
                                                                  --------------      ------------
                                                                  --------------      ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES:
Conversion of advances received from
 related parties to common stock                                  $       20,000      $       -
                                                                  --------------      ------------
                                                                  --------------      ------------
Imputed interest                                                  $       16,222      $       -
                                                                  --------------      ------------
                                                                  --------------      ------------




See notes to financial statements

                            LESCARDEN INC.
                            --------------
                                                       (UNAUDITED)
                                                        ---------
                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
                           November 30, 2001
                           -----------------

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


     The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

Note 2 - Inventory:

     Inventory at November 30, 2001 consists of the following:

               Finished Goods $      46,832
               Raw Materials         32,620
                              -------------
                              $      79,452
                              -------------
                              -------------

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
                           November 30, 2001
                           -----------------

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

     The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $16 million from inception to November 30, 2001. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

Three months and six months ended November 30, 2001 compared to the three months and six months ended November 30, 2000.
-------------------------------------------------------------------------


     The Company's revenues in the periods were primarily from the direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. A significant portion of the Company's revenues in six months ended November 30, 2001 were from the sale of Bio-Cartilage(R)capsules to one customer.

     Total costs and expenses during the six months ended November 30, 2001 were 17% lower than those of the comparative period of the prior year principally due to lower salaries, professional fees and consulting, research and development, travel and meetings and other administrative expenses, which were partially offset by higher cost of product sales and $16,222 of imputed interest cost on advances from stockholders.

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

Present Liquidity
-----------------

     The Company's present liquidity position is critical. As of November 30, 2001 the Company's total liabilities exceeded its total assets by $ 637,385. The Company will require additional product sales or funding during, or shortly after the end of, the current fiscal quarter ending February 28, 2002, to sustain its operations.

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

     The Company has no material commitments for capital expenditures at November 30, 2001.

                                      LESCARDEN INC.
                                      --------------

                     Part II - Other Information
                     ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 2001.

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


                         LESCARDEN INC.
                         --------------
                         (Registrant)




Date: January 7, 2001    s/Gerard A. Dupuis
                         ------------------
                         Gerard A. Dupuis
                         Chairman of the Board
                         Chief Executive Officer