Form 10QSB
period 2002-02-28
LESCARDEN INC
filed 2002-04-12
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002.
                               -----------------

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                       Outstanding at February 28, 2002
----------------------------           --------------------------------
Common Stock $.001 par value                      23,791,668

                             LESCARDEN INC.
                             --------------


                        CONDENSED BALANCE SHEET
                        -----------------------
                                ASSETS
                                ------

                                                           February 28, 2002     May 31, 2001
                                                               (UNAUDITED)        (AUDITED)
                                                           -----------------     ------------
CURRENT ASSETS:
  Cash                                                     $         244,350    $      79,429
  Inventory                                                           68,190          102,812
                                                           -----------------     ------------

      TOTAL CURRENT ASSETS                                           312,540          182,241

Deferred Income Tax Asset, net of valuation allowance of
$2,610,000 and $2,502,000 at February 28, 2002 and
May 31, 2001 respectively                                               -                -
                                                           -----------------     ------------

      TOTAL ASSETS                                         $         312,540        $ 182,241
                                                           -----------------     ------------
                                                           -----------------     ------------

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENTS LIABILITIES:
  Accounts payable and accrued expenses                    $         146,680    $     119,580
  Advances from related parties                                      380,000          445,000
  Unearned revenue                                                   105,000          105,000
                                                           -----------------     ------------

      TOTAL LIABILITIES	                                             631,680          669,580
                                                           -----------------     ------------
                                                           -----------------     ------------

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
    Convertible Preferred Stock                                        1,840            1,840
    Common Stock                                                      23,791           22,435
    Additional Paid-In Capital                                    15,823,842       15,338,996
    Accumulated Deficit	                                         (16,168,613)     (15,850,610)
                                                           -----------------     ------------
       STOCKHOLDERS' EQUITY                                         (319,140)        (487,339)
                                                           -----------------     ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $         312,540     $    182,241
                                                           -----------------     ------------
                                                           -----------------     ------------


See notes to financial statements


                             LESCARDEN INC.
                             --------------

                                 CONDENSED STATEMENTS OF OPERATIONS
                                 ----------------------------------

                                            (UNAUDITED)                 (UNAUDITED)
                                         For The Three Months      For the Nine Months
                                         Ended February 28,         Ended February 28,
                                         --------------------      -------------------
                                           2002          2001        2002           2001
                                           ----          ----        ----           ----

TOTAL REVENUES                      $    15,159   $    10,411  $   46,122  $      28,332
                                    -----------   -----------  ----------  -------------

COSTS AND EXPENSES:
 Cost of Sales                           11,261	        7,627      34,622         20,207
 Salaries - Officer                      63,506        39,604     118,388        117,284
 Salaries - Office                         -            5,948       8,130         17,089
 Professional Fees and Consulting        32,663	       59,929      78,735        119,951
 Research and Development                   119         5,700         319         19,646
 Rent and Office Expenses                27,711        25,963      86,883         76,966
 Travel and Meetings                      2,071         8,071       5,233         27,571
 Taxes - Other                             -               39         455            497
 Insurance                                  399           373       1,199          1,657
 Interest                                 4,980          -         21,202            600
 Other Administrative Expenses            4,184        12,228       8,959         25,639
                                    -----------   -----------  ----------  -------------

  TOTAL COSTS AND EXPENSES              146,894       165,482     364,125        427,107
                                    -----------   -----------  ----------  -------------

  NET (LOSS)                        $  (131,735)  $  (155,071)   (318,003) $    (398,775)
                                    -----------   -----------  ----------  -------------
                                    -----------   -----------  ----------  -------------

  NET (LOSS) PER SHARE	            $      (.01)  $      (.01) $     (.01) $        (.02)
                                    -----------   -----------  ----------  -------------
                                    -----------   -----------  ----------  -------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          23,213,512    22,402,263  22,746,618     22,362,406
                                    -----------   -----------  ----------  -------------
                                    -----------   -----------  ----------  -------------


See notes to financial statements


                             LESCARDEN INC.
                             --------------

                    CONDENSED STATEMENTS OF CASH FLOWS
                    ----------------------------------

                                                                       (UNAUDITED)
                                                               For the Nine Months Ended
                                                                      February 28,
                                                               -------------------------
                                                               2002                 2001
                                                               ----                 ----
CASH FLOWS (USED IN) OPERATIONS:
  Net (Loss)                                         $     (318,003)       $    (398,775)
   Fair value of common stock warrants
   issued to consultants                                       -                  13,750
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
   Imputed interest on advances
    from stockholders                                        21,202                 -
  Changes in operating assets and liabilities:
  Decrease in accounts receivable                              -                  71,532
  Decrease (Increase) in inventory                           34,622              (12,630)
  (Increase) in prepaid expenses                               -                 (12,500)
  Increase (Decrease) in accounts payable and
   accrued expenses                                          27,100              (36,654)
                                                     --------------        -------------

  NET CASH (USED IN) OPERATIONS                            (235,079)            (375,277)
                                                     --------------        -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Advances from related parties                          400,000              395,000

     Proceeds from exercise of common stock
      purchase warrants                                        -                  15,342
   CASH FLOWS PROVIDED BY FINANCING ACTIVITIES              400,000              410,342
                                                     --------------        -------------
 Increase in cash                                           164,921               35,065

Cash- Beginning of period                                    79,429               43,449
                                                     --------------        -------------

Cash - End of period                                        244,350        $      78,514
                                                     --------------        -------------
                                                     --------------        -------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING ACTIVITIES:
Conversion of advances received from
  related parties to common stock                    $      465,000        $       -
                                                     --------------        -------------
                                                     --------------        -------------
Imputed interest                                     $       21,202        $       -
                                                     --------------        -------------
                                                     --------------        -------------

See notes to financial statements


                             LESCARDEN INC.
                             --------------
                                                                (UNAUDITED)
                                                                -----------
                       NOTES TO FINANCIAL STATEMENTS
                       ----------------------------
                            February 28, 2002
                            -----------------

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

NOTE 2 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

	Revenue from product sales is recognized upon shipment of the product when title to the property transfers to the buyer as does the risk of loss and collectibility of the sales price is reasonably assured.

	The unearned revenue of $105,000 stated on the balance sheet relates to an advance payment from the Company's licensee in Spain for product, which has not been shipped to them.

NOTE 3  - SEGMENT REPORTING:

	Due to the materiality of the sales of its cosmetics product and food supplements in addition to the Company's CATRIX(R) Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

NOTE 4  - ADVANCES FROM RELATED PARTIES:

	During the nine months ended February 28, 2002, related parties loaned the Company $400,000 and the Company converted $465,000 of advances into 1,356,312 shares of common stock during the period. The outstanding loans, of $380,000 at February 28, 2002, are non-interest bearing and due upon demand. All advances are convertible into common stock of the Company based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on these loans at market rates.

NOTE 5 - INVENTORY:

     Inventory at February 28, 2002 consists of the following:

               Finished Goods       $   35,560
               Raw Materials            32,620
                                    ----------
                                    $   68,190
                                    ----------
                                    ----------

                             LESCARDEN INC.
                             --------------

	Management's Discussion and Analysis of Financial Condition
	                 and Results of Operations
      -----------------------------------------------------------
                            February 28, 2002
                            -----------------

Results of Operations
---------------------

Overview
--------

     Since its inception, the Company has primarily devoted its resources to
fund research, drug discovery and development.   In addition, the Company
licenses its technology for commercialization by other companies and in recent fiscal years, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE(R), as a food supplement, and direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. In the fiscal year May 31, 2000, the Company made its initial two commercial shipments of its CATRIX(R) Wound Dressing product pursuant to its agreement with ICN IBERICA, S.A., Spain
(see below.)

     On March 19, 2002 the Company announced that it had consummated its first large scale commercial sale of its U.S. patented anti-inflammatory product, POLY-Nag(R), to EFFI-SCIENCE of Luxembourg. EFFI-SCIENCE placed an order for two million Poly-Nag capsules for delivery between May and August 2002. The Company is advised by Effi-Science that it intends to distribute the product in several European countries for sale to consumers as a food supplement. EFFI-SCIENCE, a privately held company, is a leading distributor of glucosamine based products, for the treatment of joint diseases, in France and other European countries. The material direct costs related to this product were incurred in periods prior to those presented.

     POLY-Nag(R), a registered trademark in the United States, is subject to U.S. Patent #6,117,851 dated September 12, 2000, entitled "Treatment Of Osteoarthritis By Administering POLY-N-ACETYL-D-GLUCOSAMINE". Likewise, POLY-Nag(R) is subject to a European patent application which is pending, action on which the Company is advised should occur during 2002. The estimated costs necessary to support the project's development is not expected to be significant. It is not possible to estimate the period in which material net cash inflows from the project is expected to commence.

     Sales of the Company's food supplement, BIO-CARTILAGE(R) and cosmetic products have been modest since the Company began sales. The material direct costs related to this product were incurred in periods prior to those presented. It is not possible to estimate the period in which material net cash inflows from the products are expected to commence.

     The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $16.2 million from inception to February 28, 2002. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

Three months and nine months ended February 28, 2002 compared to the three months and nine months ended February 28, 2001.
--------------------------------------------------------------------------

     The Company's revenues in the periods were primarily from the direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material and from the sale of Bio-Cartilage(R) capsules.

      Total costs and expenses during the nine months ended February 28, 2002 were 15% lower than those of the comparative period of the prior year principally due to lower professional fees and consulting of $41,216, research and development of $19,327, travel and meetings of $22,338 and other administrative expenses of $16,681, which were partially offset by higher cost of product sales of $14,415 and $20,602 of imputed interest cost on advances from stockholders.

     The Company's cash balance increased by $164,921 in the nine months ended February 28, 2002 compared to $35,065 in the nine months ended February 28, 2001 principally due to lower net cash used in operations of $140,198. The Company received advances from stockholders of $400,000 in the nine months ended February 28, 2002 compared to the $395,000 in the nine months ended February 28, 2001.

      Total costs and expenses during the three months ended February 28, 2002 were 11% lower than those of the comparative period of the prior year principally due to lower professional fees and consulting of $27,266, research and development of $5,581, travel and meetings of $6,000 and other administrative expenses of $8,045, which were partially offset by higher cost of product sales of $3,634, officer salaries of $23,902, office salaries of $5,948 and $4,980 of imputed interest cost on advances from stockholders.

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

Present Liquidity
-----------------

     The Company's present liquidity position is critical. As of February 28, 2002 the Company's total liabilities exceeded its total assets by $ 319,140. The Company will require additional product sales or funding during, or shortly after the end of, the current fiscal quarter ending
May 31, 2002, to sustain its operations.

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

     Since September 1999, the Company has fulfilled all of its obligations under its agreement with ICNI, including the timely shipment of the product. ICNI has commenced implementation of a complete marketing program in Spain, and it also applied to the appropriate Spanish authorities for a government sponsored reimbursement plan for patients covered under the national medical care program. The Spanish Health Ministry in the Spring of 2001 allowed only a very low patient reimbursement rate. As a result, ICNI is prosecuting an appeal of this decision and the data for a resolution of the matter is not determinate.

     As a result of the low reimbursement rate allowed by the Spanish government, ICNI has been unable to meet minimum sales levels as set forth in the parties' agreement. This has led the parties to agree to continue their relationship absent an operational agreement until such time as ICNI's appeal of its rate case has been decided by the Spanish Health Ministry.

     Spain's socialized medicine system covers 100% of its population. Unless ICNI is allowed an adequate reimbursement rate, its sales of CATRIX Wound Dressing will be largely limited to that relatively small part of the population who are either otherwise insured or able to purchase the product with their own resources. At this time, no representation can be made on the possible outcome of ICNI's rate appeal.

     The material direct costs related to the CATRIX (R) Wound Dressing product were incurred to periods prior to those presented. The estimated costs necessary to support the product's development, other than to finance significant inventory levels, is not expected to be significant. It is not possible to estimate the period in which material net cash inflows from the product is expected to commence.

     The Company has no material commitments for capital expenditures at February 28, 2002.

                             LESCARDEN INC.
                             -------------

                 Part II - Other Information
                 ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(A)	Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended February 28, 2002.

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



                              LESCARDEN INC.
                              --------------
                              (Registrant)


Date: April 2, 2002          s/Gerard A. Dupuis
                             -----------------------
                             Gerard A. Dupuis
                             Chairman of the Board
                             Chief Executive Officer