Form 10KSB
period 2002-05-31
LESCARDEN INC
filed 2002-08-28
CIK 58822

U.S. Securities and Exchange Commission
                 Washington, D.C. 20549

	              Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 2002

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

Issuers revenues for its most recent fiscal year were $ 67,741.

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on July 12, 2002 was approximately $1,248,011.

The number of shares of registrant's Common Stock outstanding as of July 12, 2002 was 23,791,668.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [X]   No [ ]

      DOCUMENTS INCORPORATED BY REFERENCES: None
                                            ----

Transitional Small Business Disclosure Format (Check one): Yes
: No X
     -

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

          As a result of the low reimbursement rate allowed by the Spanish government, ICNI has been unable to meet minimum sales levels as set forth in the parties' agreement. This has led the parties to agree to continue their relationship absent an operational agreement until such time as ICNI's appeal of its rate case has been decided by the SHM. However, in June 2002, the Company and ICNI entered into a side letter agreement (appended, to and becoming a part of the parties original agreement of March
1999), whereby ICNI was made the exclusive distributor of the product in Spain, Portugal, Greece, Cyprus and Malta for the balance (about 7 years) of the license period remaining under the March 1999 agreement.

          Spain's socialized medicine system covers 100% of its population. Thus, unless ICNI is allowed an adequate reimbursement rate, its sales of CATRIX Wound Dressing will be largely limited to the private or self insured population. At this time, no representation can be made on the possible outcome of ICNI's rate appeal.

          On June 4, 2002, the company announced that it had also entered into an agreement with ICN Canada ("ICNC") a sister company of ICNI and also a wholly owned subsidiary of ICN Pharmaceuticals Inc (USA). This agreement grants ICNC a 5 year (renewable for 5 additional years)exclusive right to distribute Catrix Wound Dressing in Canada. ICNC cannot commence marketing in Canada until Catrix wound Dressing is approved by Canadas Federal Health Protections Branch.

          The regulatory review process in Canada involves the filing of a marketing application with the TPD (Therapeutic
Product)which was indeed filed by ICNC in July 2002. Completion of the review process is not expected until later this year.

          Part of its agreement with ICNC includes an option to become the exclusive distributor of the Company's Catrix 10
Ointment.


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

          The Company's Catrix(R) Ointment, when applied post-surgically, contributes significantly to the wound healing process greatly reducing the healing period. For eighteen months ending in

November 2000, Catrix(R) Ointment was the subject of a human clinical trial, ultimately to involve some twenty patients undergoing cosmetic facial surgery by laser peel. The trial having received
IRB approval was conducted by Dr. Maritza I. Perez in her private practice in Mount Kisco, New York and in New York City. Results were exceptional, and the findings were presented at the annual meeting of the American Society for Dermatologic Surgery in Denver in November, 2000. Moreover, a complete paper on the trial results has been published to Dermatological Surgery, a peer reviewed journal.

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

Fiscal Year Ending May 31, 2002                High      Low
                                               ----      ---

Fourth Quarter                                  .27      .06
Third Quarter                                   .09      .04
Second Quarter                                  .25      .05
First Quarter                                   .15      .08

Fiscal Year Ending May 31, 2001                High      Low
                                               ----      ---

Fourth Quarter                                  .22      .11
Third Quarter                                   .35      .22
Second Quarter                                  .45      .28
First Quarter                                   .44      .28




         On July 12, 2002 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $.07. As of May 31, 2002 there were 480 holders of record of the Company's Common stock.

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

         On March 19,2002 the Company announced that it had consummated its first commercial sale of its U.S. patented anti-inflammatory product, POLY-Nag(R), to EFFI-SCIENCE of Luxembourg. EFFI-SCIENCE placed an order for two million Poly-Nag capsules for delivery in August 2002. The Company is advised by Effi-Science that it may intend to distribute the product in several European countries for sale to consumers as a food supplement. EFFI-SCIENCE, a privately held company, is a distributor of glucosamine based products, for the treatment of joint diseases, in France and other European countries. The material direct costs related to this product were incurred in periods to those presented.

         POLY-Nag(R), a registered trademark in the United States, is subject to U.S. Patent #6,117,851 dated September 12,2000, entitled "Treatment Of Osteoarthritis By Administering POLY-N-ACETYL-D-GLUCOSAMINE". Likewise, POLY-Nag(R) is subject to a European patent application which is pending, action on which the Company is advised should occur during the later part of calender year 2002.
The estimated costs necessary to support the project's development is not expected to be significant. It is not possible to estimate the period in which material net cash inflows from the project is expected to commence.

         Sales of the Company's food supplement, BIO-CARTILAGE(R) and cosmetic products have been modest since the Company began sales.
The material direct costs related to this product were incurred in periods prior to those presented. It is not possible to estimate the period in which material net cash inflows from the products are expected to commence.



         The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $16.3 million from inception to May 31, 2002. The Company has primarily financed its research and development activities through a public offering of Common
Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

Critical accounting policies

         Our discussion and analysis of our financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on=going basis, we evaluate our estimates, including those related to inventories and deferred income taxes. We based our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Inventory Valuation

         Inventories are valued at lower of cost or market. We routinely evaluate the composition of our inventory and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if reserves are required. Our evaluation is primarily based upon forecasted short-term demand for the product.

Deferred Taxes

         The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future an adjustment to the deferred tax asset would increase income in the period such determination was made.




Fiscal year ended May 31, 2002 compared to May 31, 2001
-------------------------------------------------------

         The Company's revenues in the periods were primarily from the direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material and from the sale of Bio-Cartilage(R) capsules.

         Total costs and expenses during the year ended May 31, 2002 were 14% or $82,452 lower than those of the comparative prior year. The decrease was principally due to lower professional fees and consulting of $37,459, research and development of $17,327, travel and meetings of $19,107 and other administrative expenses of $16,918; which were partially offset by higher cost of product sales of $6,156 and $6,451 of rent and office expenses.

         The Company's cash balance increased by $36,071 in the year ended May 31, 2002 compared to $35,980 in the year ended May 31, 2001 principally due to lower net cash used in operations of $91. The Company received advances from stockholders of $400,000 in the year ended May 31,2002 compared to the $395,000 in the year ended May 31,2001.

Liquidity and Capital Resources.

Overview

         The Company has had losses from operations in each of the past five fiscal years. This trend may continue in the foreseeable future. Working capital has been provided since the Company's inception primarily from the sale of equity securities, from borrowings (from its officers, directors, and shareholders and from outside investors), and in recent years, from revenues from licensing fees and product sales.

Present Liquidity

         The Company's present liquidity position is critical. As of May 31, 2002 the Company's liabilities exceeded its total assets by $449,253. The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending August 31, 2002, to sustain its operations.

         As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 2002 of

($459,386), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of May 31, 2001 and 2002 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.



         The Company's licensee of its CATRIX(R) product, in powder form only, for topical wound healing purposes (see below) received its initial two shipments from the Company in the year ended May
31, 2000. In addition, the Company continues to sell a line of cosmetic products; and BIO-CARTILAGE(R) and POLY-Nag(R) to the over-the-counter food supplement market. If the Company's efforts to increase revenues are successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try to obtain financing from additional advances from stockholders and sales of unregistered shares of common stock.

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

         Since September 1999, the Company has fulfilled all of its obligations under its agreement with ICNI, including the timely shipment of the product. ICNI has commenced implementation of a complete marketing program in Spain, and it also applied to the appropriate Spanish authorities for a government sponsored reimbursement plan for patients covered under the national medical care program. The Spanish Health Ministry in the Spring of 2001 allowed only a very low patient reimbursement rate. As a result, ICNI is prosecuting an appeal of this decision and a resolution of the matter is not determinate.

         As a result of the low reimbursement rate allowed by the Spanish government, ICNI has been unable to meet minimum sales levels as set forth in the parties' agreement. This has led the parties to agree to continue their relationship absent an operational agreement until such time as ICNI's appeal of its rate case has been decided by the Spanish Health Ministry.



         Spain's socialized medicine system covers 100% of its population. Unless ICNI is allowed an adequate reimbursement rate, its sales of CATRIX Wound Dressing will be largely limited to that relatively small part of the population who are either otherwise insured or able to purchase the product with their own resources.At this time, no representation can be made on the possible outcome of ICNI's rate appeal.

         On June 4, 2002 the company announced that it had entered into a license agreement with ICN CANADA, Montreal, Quebec, Canada (a subsidiary of ICN Pharmaceuticals of Costa Mesa, CA.) Granting ICN Canada a 10 year exclusive license to market Lescarden's proprietary product, CATRIX(R) WOUND DRESSING in Canada. The Agreement appoints ICN Canada as Lescarden's agent to file the appropriate marketing application with Health Canada (Therapeutic Device Division).

         The Companies have agreed to act in concert in perfecting the required marketing application to the Canadian regulatory authorities, and the parties anticipate filing this application in the later part of calender year 2002.

         The material direct costs related to the CATRIX(R) Wound Dressing product were incurred in periods prior to those presented. The estimated costs necessary to support the product's development, other than to finance significant inventory levels, is not expected to be significant. It is not possible to estimate the period in which material net cash inflows from the product is expected to commence.

         The Company has no material commitments for capital expenditures at May 31, 2002.

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

                             Part III
                             --------


Item 9. Directors, Executive Officers, Promoters and Control
        Persons, Compliance with Section 16(a) of the Exchange
        Act.
        -----------------------------------------------------------


The executive officers and directors of the Company are as follows:

Name                                         Position
----                                         --------
Gerard A. Dupuis                             Chairman and
                                             Chief executive
                                             Officer, Director.

George E. Ehrlich, M.D.                      Director.

Charles T. Maxwell                           Director.


          Mr. Dupuis (age 64) is an attorney who practiced in New York City for more than twenty five years. He became General Counsel, Secretary and a Director of the Company in February 1986. On June 19, 1990 Mr. Dupuis was elected President and Chief Executive Officer of the Company and in 1992 was elected chairman. Mr. Dupuis is a graduate of Syracuse University and received his law degree from Columbus School of Law, of the Catholic University of America in Washington, D.C.

           Dr. Ehrlich (age 73) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

          Mr. Maxwell (age 70) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice

President of the Company in July 1997 and in April 2000 Mr.
Maxwell became Senior Energy Analyst with Weeden & Co.,
Greenwich, Connecticut.  Mr. Maxwell is a graduate of Princeton
University and Oxford University.


Item 10.  Executive Compensation
          ----------------------


                        Annual Compensation     Long-Term
                        -------------------     Compensation
                                                Awards
                                                ------------

Name and               Fiscal Year
Principal              Ended
Position               May 31,      Salary $       Warrants (#)
--------               -------      --------       ------------
Gerard A. Dupuis          2002      $150,000             -
President and CEO         2001      $150,000        2,000,000
                          2000      $150,000        1,000,000


Aggregated Option and Warrant Exercises in Last Fiscal Year and
FY End Option and Warrant Values.
-----------------------------------------------------------------------------
                Shares                        Number of       Value of
                Acquired                      Unexercised     Unexercised
                on              Value         Options/        In-the-money
                Exercise        Realized      Warrants        Options
                                              at FY End (#)   Warrants
                                                              at FY End ($)
Name            (#)             ($)           Exercisable     Exercisable
-----------------------------------------------------------------------------
G.A. Dupuis                                   Warrants        Warrants
                                              5,670,312       $62,517


Item 11. Security Ownership of Certain Beneficial Owners and
         Management
         ---------------------------------------------------

         The following table sets forth, as of May 31, 2002, the ownership of the Company's Common Stock by (I) each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.


         Name and                     Number of Shares
Title of Address of                   Beneficially            Percent
Class    Beneficial Owner             Owned                   of Class
(1)
------------------------------------------------------------------------

Common   Gerard A. Dupuis (2)                5,851,229          19.86%
Stock    420 Lexington Avenue
         Suite 212
         New York, NY 10170



         Charles T. Maxwell (2)              8,160,619          34.09%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170


         George E. Ehrlich (2)                 275,000           1.14%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170

         Directors and                      14,286,848          47.80%
         Officers as a group
         (2) (3 persons)


         (1) The percentages are calculated on the basis of 23,791,668 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire, owned by such a person if exercisable within 60 days of May 31, 2002 are deemed outstanding, but such shares are not deemed outstanding for the purpose of calculating the percentage of Common Stock owned by any other person. All share ownership is direct unless otherwise indicated.

         (2) Includes 5,670,312, 275,000 and 150,000 warrants to
purchase the Company's Common Stock held by Mr. Dupuis, Dr.
Ehrlich and Mr. Maxwell, respectively.


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

10.7     Lease for office space at 420 Lexington Avenue,
         New York, NY  dated March 9, 1993.**

22.1     Subsidiaries of the Registrant.*

23.      Notice of annual meeting of shareholders and Proxy
         Statement for Annual Meeting of shareholders held
         October 19, 1992.**

99.1 Award of the Arbitrator in the Matter of the Arbitration between John F. Prudden, M.D. and the
         Registrant dated September 6, 1995.***

99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed here with)

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

**       Incorporated by reference to Registrant's Form 10-
         KSB for the fiscal year ended May 31, 1993.

*** Incorporated by reference to Registrant's Form 8K dated September 6, 1995.

****     Incorporated by reference to Registrant's Form 10-
         KSB for the fiscal year ended May 31, 1998.

(b)      Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed by the Company during the fourth Quarter at the year ended May 31, 2002.

			SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					LESCARDEN INC.


                              By: S/Gerard A. Dupuis
                                  ------------------
                              Gerard A. Dupuis, President
                              August 21, 2002

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  S/Gerard A. Dupuis       President, Principal Executive
     ------------------
     Gerard A. Dupuis         Officer, Principal Financial
     August 21, 2002          Officer, Principal Accounting
                              Officer and Director


By:  S/George E. Ehrlich      Director
     -------------------
     George E. Ehrlich
     August 21, 2002


By:  S/Charles T. Maxwell     Director
     --------------------
     Charles T. Maxwell
     August 21, 2002

                                                               LESCARDEN INC.


                                               INDEX TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
Independent Auditor's Report                                           F-2
Balance Sheet as of May 31, 2002                                       F-3
Statement of Operations for the Years Ended May 31, 2002 and 2001      F-4
Statement of Stockholders' Equity (Deficiency) for the Years
Ended May 31, 2002 and 2001                                            F-5
Statement of Cash Flows for the Years Ended May 31, 2002 and 2001      F-6
Notes to Financial Statements                                       F-7 - F-12

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Lescarden Inc.


We have audited the accompanying balance sheet of Lescarden Inc. (the "Company") as of May 31, 2002 and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2002, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered recurring losses from operations and has recognized limited revenue, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 9, 2002

                                                                 LESCARDEN INC.

                                                                         BALANCE SHEET
May 31, 2002
---------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                               $     115,500
  Inventory                                                                      75,852
---------------------------------------------------------------------------------------
      Total current assets                                                      191,352
---------------------------------------------------------------------------------------
Deferred Income Tax Asset, net of valuation allowance of $2,420,000                -
---------------------------------------------------------------------------------------
      Total Assets                                                        $     191,352
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses                                   $     155,605
  Advances from related parties                                                 380,000
  Unearned revenue                                                              105,000
---------------------------------------------------------------------------------------
      Total liabilities                                                         640,605
---------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
  Convertible preferred stock - $.02 par value; $1.50 liquidation value
   (aggregating $138,000); authorized 2,000,000 shares, issued and
   outstanding 92,000 shares                                                      1,840
  Common stock - $.001 par value; authorized 200,000,000 shares, issued
   and outstanding 23,791,668 shares                                             23,792
  Additional paid-in capital                                                 15,835,111
  Accumulated deficit                                                       (16,309,996)
---------------------------------------------------------------------------------------
      Stockholders' deficiency                                                 (449,253)
---------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                      $     191,352
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                               STATEMENT OF OPERATIONS
Year ended May 31,                                                   2002          2001
---------------------------------------------------------------------------------------

Revenue:
  Product sales                                            $       66,929 $      39,348
  Interest income                                                     812         1,863
---------------------------------------------------------------------------------------
Total revenue                                                      67,741        41,211
---------------------------------------------------------------------------------------

Costs and expenses:
  Cost of product sales                                            36,061        29,905
  Salaries:
    Officer                                                       181,272       177,312
    Office                                                         10,211        22,094
  Interest                                                         31,896        27,600
  Professional fees and consulting                                120,447       157,906
  Research and development                                            319        17,646
  Rent and office expenses                                        115,961       109,510
  Travel and meetings                                              13,753        32,860
  Taxes                                                               555           639
  Insurance                                                         1,299         1,836
  Other administrative expenses                                    15,353        32,271
---------------------------------------------------------------------------------------
Total costs and expenses                                          527,127       609,579
---------------------------------------------------------------------------------------
Net loss                                                    $    (459,386) $   (568,368)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Net loss per common share - basic and diluted               $        (.02) $       (.03)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding           22,978,530    22,383,355
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    Convertible
                                  Preferred Stock                Common Stock         Additional                   Stockholders'
                               Number of    Par Value       Number of    Par Value     Paid-in     Accumulated         Equity
                                 Shares      Amount           Shares     Amount        Capital     Deficit          (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2000          92,000    $  1,840        22,319,169   $   22,319 $  15,259,731   $  (15,282,242)  $     1,648
Issuance of common stock
 upon exercise of common
 stock warrants                    -           -              116,187          116        15,226             -           15,342
Imputed interest on advance
 from stockholder                  -           -                 -            -           27,000             -           27,000
Issuance of common stock
 warrants for services             -           -                 -            -           37,039             -           37,039
Net loss                           -           -                 -            -             -            (568,368)     (568,368)
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2001          92,000       1,840        22,435,356       22,435    15,338,996      (15,850,610)     (487,339)

Issuance of common stock
 upon conversion of advances
 from related parties              -           -            1,356,312        1,357       463,643             -          465,000
Imputed interest on advances
 from related parties              -           -                 -            -           31,896             -           31,896
Issuance of common stock
 warrants for services             -           -                 -            -              576             -              576
Net loss                           -           -                 -            -             -            (459,386)     (459,386)
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2002          92,000    $  1,840        23,791,668   $   23,792 $  15,835,111   $  (16,309,996)  $  (449,253)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                      STATEMENT OF CASH FLOWS
Year ended May 31,                                                        2002             2001
-----------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                          $  (459,386)     $ (568,368)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Issuance of common stock warrants for services                          576          37,039
    Noncash compensation                                                   -             10,342
    Imputed interest on advances from stockholder                        31,896          27,000
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                      -             71,532
      Decrease (increase) in inventory                                   26,960          (2,932)
      Increase (decrease) in accounts payable and accrued expenses       36,025         (43,633)
      Increase in unearned revenue                                         -            105,000
-----------------------------------------------------------------------------------------------
      Net cash used in operating activities                            (363,929)       (364,020)
-----------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                   -              5,000
  Net advances from stockholder and related parties                     400,000         395,000
-----------------------------------------------------------------------------------------------
      Cash provided by financing activities                             400,000         400,000
-----------------------------------------------------------------------------------------------

Net increase in cash                                                     36,071          35,980

Cash at beginning of year                                                79,429          43,449
-----------------------------------------------------------------------------------------------
Cash at end of year                                                   $ 115,500      $   79,429
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


Supplemental schedule of noncash financing activities:

  Conversion of advances received from related parties
   to common stock                                                    $ 465,000       $    -
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
  Issuance of common stock warrants for services                      $     576       $  37,039
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

1.	OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

The Company is engaged in the research, testing and development of medications for the control and cure of various diseases and the licensing of its technologies for commercialization by other companies. In its research and testing to date, the Company has discovered and is primarily investigating Catrix(R), a complex of mucopolysaccharides derived from bovine cartilage.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses from operations during the years ended May 31, 2002 and 2001 and has had limited revenue in those years. At May 31, 2002, the Company had stockholders' deficiency and a working capital deficiency. These factors indicate that the Company may be unable to continue as a going concern. In the past few years, management has implemented plans to license its Catrix(R) product for topical wound healing purposes and sell a line of cosmetic products and enter the food supplement business. During the year ending May 31, 2003, management expects the continuation of these plans. If successful, this may increase cash flow which would allow the Company to meet its obligations and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue from royalties and license fees is recorded when the funds are earned. Revenue from the product sales is recognized upon shipment of the product.

Research and development costs are charged to costs and expenses in the year incurred.

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from those estimates. Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

The Company does not believe that any recently issued, but not yet effective, accounting standards will have a material effect on the Company's financial position, results of operations or cash flows.


2.	INVENTORY:

Inventory at May 31, 2002 consists of the following:

Finished goods                                                    $34,132
Raw materials                                                      41,720
-------------------------------------------------------------------------
                                                                  $75,852
-------------------------------------------------------------------------
-------------------------------------------------------------------------

3.	ADVANCES FROM RELATED PARTIES:

During the years ended May 31, 2002 and 2001, related parties loaned the Company $400,000 and $445,000, respectively. The loans, which are noninterest-bearing and due upon demand, are convertible into common stock of the Company. The conversion terms are based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on this loan at the Federal Reserve's prime rate.

The Company converted $465,000 of these advances into 1,356,312 shares of common stock during the year ended May 31, 2002.


4.	STOCK OPTIONS AND WARRANTS:

In the year ended May 31, 1993, the Company approved the "1992 Employee Incentive Stock Plan" (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 2002, no options were granted under the 1992 Plan.

Transactions relating to warrants are as follows:

                                           	             Weighted-
                                           Number of         average
                                            Warrants       Exercise Price
                                          Exercisable        Per Share
-------------------------------------------------------------------------
Balance at June 1, 2000	                   6,472,958               $  .25
Granted                                    2,177,778                 1.85
Expired                                     (470,678)                 .42
Exercised                                   (116,187)                 .13
-------------------------------------------------------------------------
Balance at May 31, 2001                    8,063,871                  .67
Granted                                        2,303                  .19
Expired                                     (250,000)                 .10
-------------------------------------------------------------------------
Balance at May 31, 2002                    7,816,174               $  .69
-------------------------------------------------------------------------
-------------------------------------------------------------------------

The following table summarizes the information about warrants outstanding at May 31, 2002:


                                   Warrants Outstanding and Exercisable
------------------------------------------------------------------------

                                               Weighted-
                                                average      Weighted-
                                               Remaining      average
                  Range of        Number       Contractual    Exercise
               Exercise Price  Outstanding    Life (Years)      Price
------------------------------------------------------------------------

               $  .10              605,000      1.41             $  .10
                  .12              500,000      1.84                .12
                  .15            1,100,000      2.22                .15
                  .15625 - .25     706,177      3.50                .18
                  .30 - .34      1,055,000      2.79                .31
                  .35            1,760,000      2.43                .35
                  .40 - .75         89,997      2.96                .46
                 2.00            2,000,000      3.69               2.00
------------------------------------------------------------------------
               $  .10 - $2.00    7,816,174                       $  .69
------------------------------------------------------------------------
------------------------------------------------------------------------

The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock warrants and to present the disclosure- only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the warrants granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended

May 31, 2002 and 2001 would approximate the pro forma amounts indicated in the table below:

Year ended May 31,                                2002              2001
------------------------------------------------------------------------
------------------------------------------------------------------------
Net loss - as reported                       $(459,386)     $   (568,368)
------------------------------------------------------------------------
------------------------------------------------------------------------
Net loss - pro forma                         $(459,386)     $ (1,088,368)
------------------------------------------------------------------------
------------------------------------------------------------------------
Net loss per common share - as reported      $    (.02)     $       (.03)
------------------------------------------------------------------------
------------------------------------------------------------------------
Net loss per common share - pro forma        $    (.02)     $       (.05)
------------------------------------------------------------------------
------------------------------------------------------------------------


The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended May 31, 2002 and 2001, respectively: expected volatility of 1.72; risk-free interest rates of 4.5% and 4.9%; and expected lives of 5 to 10 years.


5.	COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

Substantially all of the Company's purchases of its primary raw material for the Company's merchandise inventory for the year ended May 31, 2002 was from one vendor.

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

Year ending May 31,
       2003                                                  $  71,500
       2004                                                     47,700
----------------------------------------------------------------------
                                                              $119,200
----------------------------------------------------------------------
----------------------------------------------------------------------

Rent expense charged to operations for the years ended May 31, 2002 and 2001 amounted to approximately $96,000 and $86,000, respectively.

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

A revised agreement with a former chairman, which is for a period of 20 years, provides for a minimum annual consultancy fee/pension payment of $25,000 to be paid in any year in which the Company's net worth is in excess of $2,500,000 or pretax profits of $500,000 are achieved.
In the event of the death of this former chairman, any amounts due under this agreement will be payable to his estate. Additionally, the agreement provides for the issuance of nonqualified stock options to purchase 100,000 shares of the Company's common stock. Under the agreement, pension costs cannot be reasonably estimated principally because the conditions required to create a pension liability do not exist at May 31, 2002 and are not anticipated in the foreseeable future.

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

The Company has net operating loss carryforwards of approximately
$7,116,000 available to reduce future taxable income which expire in various years through 2021.

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

Deferred income taxes reflect the impact of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforwards, the Company has recorded a valuation allowance for the entire deferred tax asset. The deferred income tax asset is comprised of the following at May 31, 2001:

Net operating loss carryforwards                           $ 2,420,000
----------------------------------------------------------------------
Gross deferred tax assets                                    2,420,000
Valuation allowance                                         (2,420,000)
----------------------------------------------------------------------
      Net deferred income tax asset                        $    - 0 -
----------------------------------------------------------------------
----------------------------------------------------------------------

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended May 31,                                   2002         2001
----------------------------------------------------------------------
Tax benefit at federal statutory rate                (34)%        (34)%
Increase in valuation allowance                       34           34
----------------------------------------------------------------------
                                                     - 0 -%      - 0 -%
----------------------------------------------------------------------
----------------------------------------------------------------------
F-12