Form 10QSB
period 2002-08-31
LESCARDEN INC
filed 2002-10-17
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002.
                               ---------------

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                       Outstanding at August 31, 2002
----------------------------            ------------------------------
Common Stock $.001 par value                       23,791,668

                            LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------

                                ASSETS
                                ------

                                                                  August 31, 2002     May 31, 2002
                                                                     (UNAUDITED)         (AUDITED)
                                                                  ---------------     ------------
Current Assets:
     Cash                                                         $        77,444     $    115,500
     Inventory                                                             92,373           75,852
                                                                  ---------------     ------------

            Total Current Assets                                          169,817          191,352

Deferred Income Tax Asset, net of valuation allowance of
$2,463,000 and $2,420,000 at August 31, 2002 and
May 31, 2002 respectively						                -	                -
                                                                  ---------------     ------------

Total Assets                                                      $       169,817     $    191,352
                                                                  ---------------     ------------
                                                                  ---------------     ------------



               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
    Accounts payable and accrued expenses                         $       155,605     $    155,605
    Advances from stockholders                                            380,000          380,000
    Unearned revenue                                                      105,000          105,000
    Deferred license fee                                                   97,500             -
                                                                  ---------------     ------------

Total liabilities                                                         738,105          640,605
                                                                  ---------------     ------------

Commitments and Contingencies

Stockholders' Deficiency:
    Convertible Preferred Stock                                             1,840            1,840
      Common Stock                                                         23,792           23,792
      Additional Paid-In Capital                                       15,841,761       15,835,111
      Accumulated Deficit                                             (16,435,681)     (16,309,996)
                                                                  ---------------     ------------

Stockholders' Deficiency                                                 (568,288)        (449,253)
                                                                  ---------------     ------------


           Total Liabilities and Stockholders' Deficiency         $       169,817     $    191,352
                                                                  ---------------     ------------
                                                                  ---------------     ------------

See notes to financial statements


                            LESCARDEN INC.
                            --------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------
                                                                             (UNAUDITED)

                                                                         For the Three Months
                                                                           Ended August 31,
                                                                         --------------------
                                                                            2002              2001
                                                                            ----              ----

Total Revenues                                                      $     19,947      $     20,236
                                                                  --------------      ------------


Costs and Expenses:
   Cost of Product Sales                                                  13,137            15,238
   Salaries - Officer                                                     39,387            35,062
   Salaries - Office                                                       4,654             4,715
   Professional Fees and Consulting                                       29,704            32,577
   Research and Development                                                 -                  200
   Rent and Office Expenses                                               32,905            29,243
   Travel and Meetings                                                    15,143             1,414
   Taxes                                                                     455               455
   Insurance                                                                 279               154
   Interest                                                                6,650             8,081
   Other Administrative Expenses                                           3,318             2,949
                                                                  --------------      ------------

     Total Costs and Expense                                             145,632           130,088
                                                                  --------------      ------------
     Net Loss                                                         $ (125,685)     $   (109,852)
                                                                  --------------      ------------
                                                                  --------------      ------------

     Net Loss Per Share                                               $     (.01)     $       (.00)
                                                                  --------------      ------------
                                                                  --------------      ------------

Weighted Average Number of
  Common Shares Outstanding                                           23,791,668        22,435,356
                                                                  --------------      ------------
                                                                  --------------      ------------


See notes to financial statements



                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                                                                            (UNAUDITED)
                                                                     For the Three Months Ended
                                                                             August 31,
                                                                     --------------------------
                                                                            2002              2001
                                                                            ----              ----
Cash Flows Used in Operations:
     Net Loss                                                     $     (125,685)     $   (109,852)
     Adjustments to reconcile net  loss to
       cash used in operating activities:
       Imputed interest on advances from stockholders                      6,650             8,081
       Changes in operating assets and liabilities:
       (Increase) Decrease  in inventory                                 (16,521)           15,238
       Increase  in prepaid expenses                                        -               (8,334)
       Decrease in accounts payable and
        accrued expenses                                                    -               (7,350)
        Increase in deferred licence fee                                  97,500              -
                                                                  --------------      ------------
     Net Cash Flow Used In Operations                                    (38,056)         (102,217)

Cash Flows Provided By Financing Activities:
         Advances from stockholders                                         -               30,000
                                                                  --------------      ------------

 Decrease in cash                                                        (38,056)          (72,217)

Cash- Beginning of period                                                115,500            79,429
                                                                  --------------      ------------

Cash - End of period                                              $       77,444      $      7,212
                                                                  --------------      ------------
                                                                  --------------      ------------

See notes to financial statements

                            LESCARDEN INC.
                            --------------
                                                       (UNAUDITED)
                                                        ---------
                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
                           August 31, 2002
                           ---------------


Note 1 - General:

     The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002.

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

     The unearned revenue of $105, 000 stated on the balance sheet relates to an advance payment from the Company's licensee in Spain for product, which has not been shipped to them.

     The deferred license fee of $97,500 stated on the balance sheet relates to a licensee fee received from the Company's licensee in Canada which is being amortized over the ten year term of the license agreement.

Note 3 - Segment Reporting:

    Due to the materiality of the sales of its cosmetics product and food supplements in addition to the company's CATRIX(R) Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

Note 4 - Advances From Related Parties:

     The outstanding loans, of $380,000 at August 31, 2002, are non-interest bearing and due upon demand. All advances are convertible into common stock of the Company based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on theses loans at market rates.

Note 5 - Inventory:

Inventory at August 31, 2002 consists of the following:

                Finished Goods        $      20,995
                Raw Materials                71,378
                                      -------------
                                      $      92,373
                                      -------------
                                      -------------

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
                           August 31, 2002
                           ---------------

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

     On March 19,2002 the Company announced that it had consummated its first commercial sale of its U.S. patented anti-inflammatory product, POLY-Nag(R), to EFFI-SCIENCE of Luxembourg. EFFI-SCIENCE placed an order for two million Poly-Nag capsules for delivery in August 2002. The Company is advised by Effi-Science that it may intend to distribute the product in several European countries for sale to consumers as a food supplement. EFFI-SCIENCE, a privately held company, is a distributor of glucosamine based products, for the treatment of joint diseases, in France and other European countries. The material direct costs related to this product were incurred in periods prior to those presented. As of August 31,2002 the order to Effi-Science was not shipped.

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

     The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $16.4 million from inception to August 31, 2002. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

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

Three months ended August 31, 2002 compared to August 31, 2001
--------------------------------------------------------------

     The Company's revenues in the periods were primarily from the direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material and from the sale of Bio-Cartilage(R) capsules.

     Total costs and expenses during the three months ended August 31, 2002 were 12% or $15,544 higher than those of the comparative prior year period. The increase was principally due to higher travel and meetings of $13,729; and by higher officer salaries of $4,325 and $3,662 of rent and office expenses.

    The Company's cash balance decreased by $38,056 in the year ended August 31, 2002 compared to $72,217 in the comparative prior year period principally due to the receipt of a $100,000 license fee from the Company's license in Canada in the current year's period. The Company received advances from stockholders of $30,000 in the three months ended
August 31,2001 compared to none in three months ended May 31,2002.

Liquidity and Capital Resources.
-------------------------------

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

Present Liquidity
-----------------


     The Company's present liquidity position is critical. As of August 31, 2002 the Company's liabilities exceeded its total assets by $568,288. The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending November 30, 2002, to sustain its operations.

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

     Since September 1999, the Company has fulfilled all of its obligations under its agreement with ICNI, including the timely shipment of the product. ICNI has commenced implementation of a complete marketing program in Spain, and it also applied to the appropriate Spanish authorities for a government sponsored reimbursement plan for patients covered under the national medical care program. The Spanish Health Ministry in the Spring of 2001 allowed only a very low patient reimbursement rate. As a result, ICNI is prosecuting an appeal of this decision and a resolution of the matter is dnot determinate.

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

     The Company has no material commitments for capital expenditures at August 31, 2002.

                              LESCARDEN INC.
                              --------------

                     Part II - Other Information
                     ---------------------------

Item 5.  Other Information
--------------------------
           On October 8, 2002 the Company announced that its Chairman and Chief Executive Officer, Gerard A. Dupuis is on administrative leave from such date. The Board of Directors has named
           William E. Luther as Vice President and Interim Chief Executive Officer.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 2002.

                          INDEX TO EXHIBITS

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


                         LESCARDEN INC.
                         --------------
                         (Registrant)




Date: October 11, 2002   s/William E. Luther
                         ------------------
                         William E. Luther
                         Vice President and
                         Interim Chief Executive Officer