Form 10QSB
period 2002-11-30
LESCARDEN INC
filed 2003-01-14
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002.
                               -----------------

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


            Class                       Outstanding at November 30, 2002
----------------------------            --------------------------------
Common Stock $.001 par value                       23,791,668

                            LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------

                                ASSETS
                                ------

                                                                  November 30, 2002     May 31, 2002
                                                                     (UNAUDITED)         (AUDITED)
                                                                  -----------------     ------------


Current Assets:
     Cash                                                         $          16,069     $    115,500
     Accounts Receivable                                                     76,560             -
     Inventory                                                               88,108           75,852
                                                                  -----------------     ------------

            Total Current Assets                                            180,737          191,352

Deferred Income Tax Asset, net of valuation allowance of
$2,471,000 and $2,420,000 at November 30, 2002 and
May 31, 2002 respectively                                                      -                -
                                                                  -----------------     ------------

Total Assets                                                      $         180,737     $    191,352
                                                                  -----------------     ------------
                                                                  -----------------     ------------



               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
    Accounts payable and accrued expenses                         $         185,790      $   155,605
    Advances from stockholders                                              380,000          380,000
    Unearned revenue                                                           -             105,000
    Deferred license fees                                                   200,000             -
                                                                  -----------------     ------------

Total liabilities                                                           765,790          640,605
                                                                  -----------------     ------------

Commitments and Contingencies

Stockholders' Deficiency:
    Convertible Preferred Stock                                               1,840            1,840
      Common Stock                                                           23,792           23,792
      Additional Paid-In Capital                                         15,848,411       15,835,111
      Accumulated Deficit                                               (16,459,096)     (16,309,996)
                                                                  -----------------     ------------
Stockholders' Deficiency                                                   (585,053)        (449,253)
                                                                  -----------------     ------------

Total Liabilities and Stockholders' Deficiency                    $         180,737      $   191,352
                                                                  -----------------     ------------
                                                                  -----------------     ------------


See notes to financial statements



                            LESCARDEN INC.
                            --------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------
                                                (UNAUDITED)                  (UNAUDITED)
                                            For The Three Months         For the Six Months
                                            Ended November 30,           Ended November 30,
                                            --------------------         ------------------
                                             2002         2001            2002          2001
                                             ----         ----            ----          ----

Total Revenues                       $    134,232  $    10,727     $   154,179   $    30,963
                                     ------------  -----------     -----------   -----------
Costs and Expenses:
   Cost of  Sales                          33,392        8,123          46,529        23,361
   Salaries - Officer                      25,629       19,820          65,016        54,882
   Salaries - Office                        5,161        3,415           9,815         8,130
   Professional Fees and Consulting        37,555       13,495          67,259        46,072
   Research and Development                  -            -               -              200
   Rent and Office Expenses                31,057       29,929          63,962        59,172
   Travel and Meetings                      2,220        1,748          17,363         3,162
   Taxes Other                               -            -                455           455
   Insurance                                  278          646             557           800
   Interest                                 6,650        8,141          13,300        16,222
   Other Administrative Expenses           15,705        1,826          19,023         4,775

     Total Costs and Expense              157,647       87,143         303,279       217,231

     Net (Loss)                      $    (23,415) $   (76,416)    $  (149,100)  $  (186,268)
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------

     Net (Loss) Per Share            $       (.00) $      (.00)    $      (.01)  $      (.01)
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------

Weighted Average Number of
  Common Shares Outstanding            23,791,668   22,485,356      23,791,668    22,463,927
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------


See notes to financial statements

                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                                                                                (UNAUDITED)
                                                                         For the Six Months Ended
                                                                                 November 30,
                                                                         --------------------------
                                                                         2002                 2001
                                                                         ----                 ----

Cash Flows Used in Operations:
     Net (Loss)                                                   $     (149,100)    $    (186,268)
     Adjustments to reconcile net  loss to
       cash used in operating activities:
       Imputed interest on advances from stockholders                     13,300            16,222
       Changes in operating assets and liabilities:
       (Increase) in accounts receivable                                 (76,560)             -
       (Increase) Decrease in inventory                                  (12,256)           23,360
       (Increase)Decrease in accounts payable and
        accrued expenses                                                  30,185            (7,350)
        Decrease in Unearned Revenue                                    (105,000)             -
        Increase in deferred licence fee                                 200,000              -
                                                                  --------------      ------------
     Net Cash Flow Used In Operations                                    (99,431)         (154,036)
                                                                  --------------      ------------

Cash Flows Provided By Financing Activities:
         Advances from stockholders                                         -               80,000
                                                                  --------------      ------------

 Decrease in cash                                                        (99,431)          (74,036)

Cash- Beginning of period                                                115,500            79,429
                                                                  --------------      ------------

Cash - End of period                                              $       16,069      $      5,393
                                                                  --------------      ------------
                                                                  --------------      ------------

Supplemental Schedule of non-cash
financing activities:
Conversion of advances received from
    related parties to common stock                               $        -          $     20,000
                                                                  --------------      ------------
                                                                  --------------      ------------
Input interest                                                    $       13,300      $     16,222
                                                                  --------------      ------------
                                                                  --------------      ------------


See notes to financial statements

                            LESCARDEN INC.
                            --------------
                                                       (UNAUDITED)
                                                        ---------
                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
                           November 30, 2002
                           -----------------

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

     The deferred license fees of $200,000 stated on the balance sheet relates to a licensee fee received from the Company's licensees in Canada and Europe which are being amortized over the term of the license agreements.

Note 3 - Segment Reporting:
     Due to the materiality of the sales of its cosmetics product and food supplements in addition to the company's CATRIX(R) Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

Note 4 - Advances From Related Parties:
     The outstanding loans, of $380,000 at November 30, 2002, are non-interest bearing and due upon demand. All advances are convertible into common stock of the Company based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on theses loans at market rates.

Note 5 - Inventory:

       Inventory at November 30, 2002 consists of the following:

                     Finished Goods       $      30,730
                     Raw Materials               57,378
                                          -------------
                                          $      88,108
                                          -------------
                                          -------------

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
                           November 30, 2002
                           -----------------

Results of Operations
---------------------

Overview
--------

     Since its inception, the Company has primarily devoted its resources to
fund research, drug discovery and development.   In addition, the Company
licenses its technology for commercialization by other companies and in recent fiscal years, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE(R), as a food supplement, and direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. In the fiscal year ended May 31, 2000, the Company made its initial two commercial shipments of its CATRIX(R) Wound Dressing product pursuant to its agreement with ICN IBERICA, S.A., Spain (see below).

     Sales of the Company's food supplement, BIO-CARTILAGE(R) and cosmetic products have been modest since the Company began sales. The material direct costs related to this product were incurred in periods prior to those presented. It is not possible to estimate the period in which material net cash inflows from the products are expected to commence.

     The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $16.5 million from inception to November 30, 2002. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.


Critical accounting policies

     Our discussion and analysis of our financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments thataffect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.
On an on-going basis, we evaluate our estimates, including those related to inventories and deferred income taxes. We based our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Deferred License Fees

     Deferred license fees relate to licensee fees received by the company which are amortized over the term of the license agreements.

Inventory Valuation

     Inventories are valued at lower of cost or market. We routinely evaluate the composition of our inventory and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluatedto determine if reserves are required. Our evaluation is primarily based upon forecasted short-term demand for the product.

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

Three months ended November 30, 2002 compared to November 30, 2001
------------------------------------------------------------------

     The Company's revenues increased in the three months ended November 30, 2002 compared to November 30, 2001 primarily due to a sale of Catrix Wound Care Dressing to ICN Iberica, S.A. (see below) and from higher sales of the company's cosmetic products, which include the Company's proprietary bovine cartilage material.

     Total costs and expenses during the six months ended November 30, 2002 were 81% or $70,504 higher than those of the comparative prior year period. The increase was principally due to higher cost of sales of $25,269, professional fees of $24,060 and $13,879 of other administrative expenses.

Six months ended November 30, 2002 compared to November 30, 2001
----------------------------------------------------------------

     The Company's revenues increased in the six months ended November 30, 2002 compared to November 30, 2001 primarily due to a sale of Catrix Wound Care Dressing to ICN Iberica, S.A. (see below) and from higher sales of the company's cosmetic products, which include the Company's proprietary bovine cartilage material.

     Total costs and expenses during the six months ended November 30, 2002 were 40% or $86,048 higher than those of the comparative prior year period. The increase was principally due to higher cost of sales of $23,168, officer salaries of $10,134, professional fees $21,187, travel and meetings of $14,201 and $14,248 of other administrative expenses.

     The Company's cash balance decreased by $99,431 in the six months ended November 30, 2002 compared to $74,036 in the comparative prior year period. The current period includes the receipt of a $100,000 license fee from the Company's license in Canada in the current year's period. The Company received advances from stockholders of $80,000 in the six months ended November 30,2001 compared to none in six months ended November 30, 2002.

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

Present Liquidity
-----------------

     The Company's present liquidity position is critical. As of November 30, 2002 the Company's liabilities exceeded its total assets by $585,053. The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending February 28, 2003, to sustain its operations.

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

     The Company's licensee of its CATRIX(R) product, in powder form only, for topical wound healing purposes (see below) received its initial two shipments from the Company in the year ended May 31, 2000 and an additional shipment in the quarter ended November 30, 2002. In addition, the Company continues to sell a line of cosmetic products; and BIO-CARTILAGE(R) to the over-the-counter food supplement market. If the Company's efforts to increase revenues are successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try to obtain financing from additional advances from stockholders and sales of unregistered shares of common stock.


     On March 16, 1999, the Company announced that it had entered into an agreement with ICN IBERICA, S.A. ("ICNI", a wholly owned subsidiary of ICN Pharmaceuticals, USA) of Barcelona, Spain whereby ICNI acquired the semi-exclusive rights to distribute and market the Company's CATRIX(R)WOUND CARE DRESSING in Spain for a period of ten years. Implementation of this Agreement was contingent upon securing marketing approval for the product by the Spanish Health Ministry.

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

     In the fiscal year ended May 31, 2003 the Company granted ICNI the exclusive license for the CATRIX Wound Dressing product in Portugal, Greece and Cyprus for $100,000, which was paid by offsetting this amount against an advance payment from ICNI to the Company for product that was not shipped. Such amount had been included for the Company's Balance Sheet as Unearned Revenue.

     On June 4, 2002 the Company announced that it had entered into a license agreement with ICN CANADA, Montreal, Quebec, Canada (a subsidiary of ICN Pharmaceuticals of Costa Mesa, CA.) Granting ICN Canada a 10 year exclusive license to market Lescarden's proprietary product, CATRIX(R) WOUND DRESSING in Canada. On November 5, 2002 the company announced that the Canadian Health Authorities (Medical Device Division ) approved the license and that marketing of the Catrix(R) Wound Dressing is anticipated to commence in calendar year 2003.

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

     The Company has no material commitments for capital expenditures at November 30, 2002.

Disclosure Controls And Procedures

     The Company Maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the Interim Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the filing of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Interim Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Interim Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                                      LESCARDEN INC.
                                      --------------

                     Part II - Other Information
                     ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 2002.

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


                         LESCARDEN INC.
                         --------------
                         (Registrant)




Date: January 7, 2003   s/William E. Luther
                         ------------------
                         William E. Luther
                         Vice President and
                         Interim Chief Executive Officer


CERTIFICATION

I. William E. Luther, Interim Chief Executive Officer and Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lescarden Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made know to us, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 7, 2003