Form 10QSB
period 2003-02-28
LESCARDEN INC
filed 2003-04-09
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003.
                               -----------------

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


            Class                       Outstanding at February 28, 2003
----------------------------            --------------------------------
Common Stock $.001 par value                       23,791,668

                           LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------

                                ASSETS
                                ------

                                                                  February 28, 2003     May 31, 2002
                                                                     (UNAUDITED)         (AUDITED)
                                                                  -----------------     ------------

Current Assets:
     Cash                                                         $          41,227     $    115,500
     Inventory                                                              145,990           75,852
                                                                  -----------------     ------------

            Total Current Assets                                            187,217          191,352

Deferred Income Tax Asset, net of valuation allowance of
$2,522,000 and $2,420,000 at February 28, 2003 and
May 31, 2002 respectively                                                      -                -
                                                                  -----------------     ------------

Total Assets                                                      $         187,217     $    191,352
                                                                  -----------------     ------------
                                                                  -----------------     ------------

	LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
    Accounts payable and accrued expenses                         $         249,427     $    155,605
    Advances from stockholders                                              400,000          380,000
    Unearned revenue                                                           -             105,000
    Deferred license fees                                                   266,875             -
                                                                  -----------------     ------------

Total liabilities                                                           916,302          640,605
                                                                  -----------------     ------------

Commitments and Contingencies

Stockholders' Deficiency:
    Convertible Preferred Stock                                               1,840            1,840
      Common Stock                                                           23,792           23,792
      Additional Paid-In Capital                                         15,855,411       15,835,111
      Accumulated Deficit                                               (16,610,128)     (16,309,996)
                                                                  -----------------     ------------
Stockholders' Deficiency                                                   (729,085)        (449,253)
                                                                  -----------------     ------------
Total Liabilities and Stockholders' Deficiency                    $         187,217     $    191,352
                                                                  -----------------     ------------
                                                                  -----------------     ------------


See notes to financial statements

                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------
                                                (UNAUDITED)                  (UNAUDITED)
                                            For The Three Months         For the Nine Months
                                            Ended February 28,           Ended February 28,
                                            --------------------         -------------------
                                             2003         2002            2003          2002
                                             ----         ----            ----          ----


Total Revenues                       $     27,297  $    15,159     $   181,476   $    46,122
                                     ------------  -----------     -----------   -----------
Costs and Expenses:
   Cost of  Sales                          13,505       11,261          60,034        34,622
   Salaries - Officer                      42,167       63,506         107,183       118,388
   Salaries - Office                       20,437         -             30,252         8,130
   Professional Fees and Consulting        37,237       32,663         104,496        78,735
   Research and Development                  -             119            -              319
   Rent and Office Expenses                35,355       27,711          99,317        86,883
   Travel and Meetings                      5,923        2,071          23,286         5,233
   Taxes Other                              2,348         -              2,803           455
   Insurance                                2,023          399           2,580         1,199
   Interest                                 7,000        4,980          20,300        21,202
   Other Administrative Expenses           12,334        4,184          31,357         8,959
                                     ------------  -----------     -----------   -----------

     Total Costs and Expense              178,329      146,894         481,608       364,125
                                     ------------  -----------     -----------   -----------

     Net (Loss)                      $   (151,032) $  (131,735)   $   (300,132)  $  (318,003)
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------

     Net (Loss) Per Share            $       (.01) $      (.01)   $       (.01)  $      (.01)
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------

Weighted Average Number of
  Common Shares Outstanding            23,791,668   23,213,512      23,791,668    22,746,618
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------

See notes to financial statements

                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                                                                                (UNAUDITED)
                                                                         For the Nine Months Ended
                                                                                 February 28,
                                                                         --------------------------
                                                                         2003                 2002
                                                                         ----                 ----
Cash Flows Used in Operations:
     Net (Loss)                                                   $  (300,132)       $    (318,003)
     Adjustments to reconcile net  loss to
       cash used in operating activities:
       Imputed interest on advances from stockholders                  20,300               21,202
       Changes in operating assets and liabilities:
       (Increase) Decrease in inventory                               (70,138)              34,622
        Increase in accounts payable and
        accrued expenses                                               93,822               27,100
       (Decrease) in Unearned Revenue                                (105,000)                -
        Increase in deferred licence fee                              266,875                 -
                                                                  -----------         ------------
     Net Cash Flow Used In Operations                                 (94,273)            (235,079)
                                                                  -----------         ------------

Cash Flows Provided By Financing Activities:
         Advances from stockholders                                    20,000              400,000
                                                                  -----------         ------------

 Increase (Decrease) in cash                                          (74,273)             164,921

Cash- Beginning of period                                             115,500               79,429
                                                                  -----------         ------------

Cash - End of period                                              $    41,227          $   244,350
                                                                  -----------         ------------
                                                                  -----------         ------------
Supplemental Schedule of non-cash
financing activities:

Conversion of advances received from
related parties to common stock                                   $      -             $   465,000
                                                                  -----------         ------------
                                                                  -----------         ------------

 Imputed  interest                                                $    20,300          $    21,202
                                                                  -----------         ------------
                                                                  -----------         ------------


See notes to financial statements

                            LESCARDEN INC.
                            --------------
                                                       (UNAUDITED)
                                                        ---------
                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
                           February 28, 2003
                           -----------------
Note 1 - General:

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

     The deferred license fees of $266,875 stated on the balance sheet relates to licensee fees received from the Company's licensees in Canada and Europe which are being amortized over the term of the license agreements.

Note 3 - Segment Reporting:
     Due to the materiality of the sales of its cosmetics product and food supplements in addition to the company's CATRIX(R) Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

Note 4 - Advances From Related Parties:
     The outstanding loans, of $400,000 at February 28, 2003, are non-interest bearing and due upon demand. $380,000 of the advances are convertible into 5,688,827 shares of common stock of the Company based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on theses loans at market rates.

Note 5 - Inventory:

     Inventory at February 28, 2003 consists of the following:

                    Finished Goods   $    108,890
                    Raw Materials          37,100
                                     ------------
                                     $    145,990
                                     ------------
                                     ------------

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
                           February 28, 2003
                           -----------------

Results of Operations
---------------------

Overview
--------

     Since its inception, the Company has primarily devoted its resources to
fund research, drug discovery and development.   In addition, the Company
licenses its technology for commercialization by other companies and in recent fiscal years, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE(R), as a food supplement, and direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. In the fiscal year ended May 31, 2000, the Company made its initial two commercial shipments of its CATRIX(R) Wound Dressing product pursuant to its agreement with ICN IBERICA, S.A., Spain(see below).

     Sales of the Company's food supplement, BIO-CARTILAGE(R) and cosmetic products have been modest since the Company began sales. The material direct costs related to this product were incurred in periods prior to those presented. It is not possible to estimate the period in which material net cash inflows from the products are expected to commence.

    The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $16.6 million from inception to February 28, 2003. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.


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

Three months ended February 28, 2003 compared to February 28, 2002
------------------------------------------------------------------

     The Company's revenues increased in the three months ended February 28, 2003 compared to February 28, 2002 primarily due to higher sales of the company's products, which include the Company's proprietary bovine cartilage material, and higher license fees.

     Total costs and expenses during the three months ended February 28, 2003 were 21% or $31,435 higher than those of the comparative prior year period. The increase was principally due to higher office salaries of $20,435, professional fees of $4,574, $8,150 of other administrative expenses and rent and office expenses of $7,644 which were partially offset by lower officer salaries of $21,339.

Nine months ended February 28, 2003 compared to February 28, 2002
-----------------------------------------------------------------

     The Company's revenues increased in the nine months ended February 28, 2003 compared to February 28, 2002 primarily due to a sale of Catrix Wound Care Dressing to ICN Iberica, S.A. (see below) and from higher sales of the company's products, which include the Company's proprietary bovine cartilage material, and higher license fees.

     Total costs and expenses during the nine months ended February 28, 2003 were 32% or $117,483 higher than those of the comparative prior year period. The increase was principally due to higher cost of sales of $25,412, office salaries of $22,122, professional fees $25,761, travel and meetings of $18,053 and $22,398 of other administrative expenses.

     The Company's cash balance decreased by $74,273 in the nine months ended February 28, 2003 compared to an increase of $164,921 in the comparative prior year period. The current period includes the receipt of license fees for $200,00 from the Company's license in Canada in the current year's period. The Company received advances from stockholders of $20,000 in the nine months ended February 28, 2003 compared to $400,000 in nine months ended February 28, 2002.

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

Present Liquidity

     The Company's present liquidity position is critical. As of February 28, 2003 the Company's liabilities exceeded its total assets by $729,085. The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending May 30, 2003, to sustain its operations.

     As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 2002 of ($459,386), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of May 31, 2001 and 2002 contain an explanatory paragraph indicating that the Company may be unable to continue in existence. The conditions that gave rise to this situation continue to exist.

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

     On June 4, 2002 the Company announced that it had entered into a license agreement with ICN CANADA, Montreal, Quebec, Canada (a subsidiary of ICN Pharmaceuticals of Costa Mesa, CA.) Granting ICN Canada a 10 year exclusive license to market Lescarden's proprietary product, CATRIX(R) WOUND DRESSING in Canada. On November 5, 2002 the company announced that the Canadian Health Authorities (Medical Device Division ) approved the license. The pre-marketing of the Catrix(R) Wound Dressing in Canada has commenced in the quarter ended February 28, 2003.

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

     The Company has no material commitments for capital expenditures at February 28, 2003.

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

                                      LESCARDEN INC.
                                      --------------

                     Part II - Other Information
                     ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended February 28, 2003

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


                         LESCARDEN INC.
                         --------------
                         (Registrant)




Date: April 9, 2003      s/William E. Luther
                         -------------------
                         William E. Luther
                         President, Interim Chief Executive Officer and Chief Financial Officer

CERTIFICATION

I. William E. Luther, President, Interim Chief Executive Officer and Chief Financial Officer of the Company, certify that:

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

Date: April 9, 2003