Form 10KSB
period 2003-05-31
LESCARDEN INC
filed 2003-08-29
CIK 58822

U.S. Securities and Exchange Commission
                 Washington, D.C. 20549

	              Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 2003
                          ------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No fee required]

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

Issuers revenues for its most recent fiscal year were $ 334,052.

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on July 11, 2003 was approximately $2,518,878.

The number of shares of registrant's Common Stock outstanding as of July 11, 2003 was 29,480,495.

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

          The Company is currently in discussion with several potential distribution partners in the human and animal health markets.

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

          Since September 1999, the Company has fulfilled all of its obligations thereunder, including the timely shipment of the product. ICNI has commenced implementation of a complete marketing program in Spain, and it also applied to the appropriate Spanish authorities for a government sponsored reimbursement plan for patients covered under the national medical care program. Unfortunately, in the Spring of 2001, the SHM ultimately allowed only a very low patient reimbursement rate. As a result, ICNI is prosecuting an appeal of this decision and a resolution of the matter is not expected for several months.

          As a result of the low reimbursement rate allowed by the Spanish government, ICNI has been unable to meet minimum sales levels as set forth in the parties' agreement. This has led the parties to agree to continue their relationship absent an operational agreement until such time as ICNI's appeal of its rate case has been decided by the SHM. However, in June 2002, the Company and ICNI entered into a side letter agreement (appended, to and becoming a part of the parties original agreement of March
1999), whereby ICNI was made the exclusive distributor of the product in Spain, Portugal, Greece, Cyprus and Malta for the balance (about 7 years) of the license period remaining under the March 1999 agreement. ICNI has had a successful introduction of Catrix Wound Dressing into the Portuguese market and is expected to launch the product in Greece, Cyprus and Malta in the next few months.

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

          On November 5,2002, ICN received full marketing approval from Canada's Federal Health Protections Branch for Catrix Wound Dressing. ICN C markets the product as part of its Dermatix line of healing products. The first shipment of Catrix Powder was delivered to ICNC in January 2003, with sales commencing in February 2003.

          The agreement with ICNC also includes an option to distribute The Company's Catrix Ointment. This required a separate device filing with Health Canada that was approved in April 2003.
It is anticipated that ICNC will begin marketing Catrix Ointment in the first quarter of 2004.

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

          ICN Iberica commissioned a clinical study to determine whether Catrix Wound Dressing could achieve a significant healing effect on pressure ulcers that had failed to respond after months of standard wound healing treatment protocols. The study was performed under the direction of senior nursing professionals associated with Spanish Pressure Ulcer and Chronic Wound Advisory Panel. There were 101 lesions included in the study. These lesions had resisted healing for an average treatment time of 155 days.

          The results after seven weeks showed that 50% of the lesions had completely healed and 80% demonstrated significant improvement.
The investigators reported that:

          "These results prove that the treatment with Catrix significantly reduces the treatment length, and therefore leads to a reduction of the sanitary cost in these kind of patients."

          In Comparing the estimated cost of treating the wounds that healed, including the nursing time and materials, the investigators determined that Catrix reduced the average cost by 40%.

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

Raw Materials and Manufacturing.

          Catrix(R) is manufactured for the Company by contract manufacturers. These manufacturers must be FDA-approved pharmaceutical manufacturing facilities. Likewise,foreign government agencies, in countries where marketing approval is sought, must also approve all such manufacturers. The Company's food supplement cartilage material, BIO-CARTILAGE(R) , and its Poly-NAG(R) are manufactured in the United States and an additional manufacturer is being developed in the Western Pacific Area.

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

          In addition, the Company also holds several patents or pending patents in various foreign countries.


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

Human Resources.

          Employees and Consultants.

          At August 1, 2003, the Company had three full time employees, and retains several consultants to assist in the administration of the Company and coordinating its ongoing research and clinical trials.



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


Fiscal Year Ending May 31, 2003                High      Low
                                               ----      ---

Fourth Quarter                                  .18      .09
Third Quarter                                   .23      .13
Second Quarter                                  .27      .06
First Quarter                                   .17      .06

Fiscal Year Ending May 31, 2002                High      Low
                                               ----      ---

Fourth Quarter                                  .27      .06
Third Quarter                                   .09      .04
Second Quarter                                  .25      .05
First Quarter                                   .15      .08


          On July 11, 2003 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $.16. As of May 31, 2003 there were 468 holders of record of the Company's Common stock.

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

          The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $16.6 million from inception to May 31, 2003. The Company has primarily financed its research and development activities through a public offering of Common
Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

Critical accounting policies

          Our discussion and analysis of our financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on going basis, we evaluate our estimates, including those related to inventories and deferred income taxes. We based our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Deferred licensed Fees

          Deferred license fees relate to license fees received by the company which are amortized over the term of the license agreements.

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

Fiscal year ended May 31, 2003 compared to May 31, 2002
-------------------------------------------------------

          The Company's revenues in the periods were primarily from sales of CATRIX(R) Wound Dressing to its licensees, the direct sales to physicians, skin care clinics and consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material, sales of Bio-Cartilage(R) capsules, and license fees. The Company's revenues increased in the fiscal year ended May 31, 2003 as compared to May 31, 2002, primarily due to increased sales of CATRIX(R) Wound Dressing to its licensees.

          Total costs and expenses during the year ended May 31, 2003 were 26% or $137,509 higher than those of the comparative prior year. The increase was principally due to higher cost of product sales of $86,083, office salaries of $37,758, research and development of $4,866, rent and office expenses of $14,749, travel and meetings of $17,451, taxes of $6,090 and other administrative expenses of $24,805; which were partially offset by lower officer salaries of $51,437.

          The Company's cash balance decreased by $66,749 in the year ended May 31, 2003 compared to an increase of $36,071 in the year ended May 31, 2002 principally due to lower net cash used in operations of $177,180 and lower advances from stockholders of $280,000. The Company received advances from stockholders of $120,000 in the year ended May 31,2003 compared to the $400,000 in the year ended May 31,2002.

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

Present Liquidity

          The Company's present liquidity position is critical. As of May 31, 2003 the Company's liabilities exceeded its total assets by $371,971. The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending August 31, 2003, to sustain its operations.

          As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 2003 of ($330,584), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of May 31, 2002 and 2003 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

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

          As a result of the low reimbursement rate allowed by the Spanish government, ICNI has been unable to meet minimum sales levels as set forth in the parties' agreement. This has led the parties to agree to continue their relationship absent an operational agreement until such time as ICNI's appeal of its rate case has been decided by the Spanish Health Ministry. ICNI's appeal is based on the impressive results of a clinical study that showed a 40% reduction in the cost of treating Pressure Ulcers with Catrix.

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

          In the fiscal year ended May 31, 2003 the Company granted ICNI the exclusive license for the CATRIX Wound Dressing product in Portugal, Greece and Cyprus for $100,000,which was paid by offsetting this amount against an advance payment from ICNI to the Company for product that was not shipped. Such amount had been included in the Company's Balance Sheet as Unearned Revenue.

          On June 4, 2002 the company announced that it had entered into a license agreement with ICN CANADA, Montreal, Quebec, Canada
(a subsidiary of ICN Pharmaceuticals of Costa Mesa, CA.) Granting
ICN Canada a 10 year exclusive license to market Lescarden's proprietary product, CATRIX(R) WOUND DRESSING in Canada. On November 5, 2002 that company announced that the Canadian Health Authorities
( Medical Device Division) approved the license. The marketing and sales of the CATRIX(R) Wound Dressing in Canada commenced in the quarter ended February 28,2003.

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

          The Company has no material commitments for capital expenditures at May 31, 2003.

Disclosure Controls And Procedures

          The Company Maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

          Within 90 days prior to the filing of this annual report on Form 10-KSB the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

          There have been no significant changes in the Comapny's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-KSB.

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

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
          ------------------------------------------------

          None.

                             Part III
                             --------


Item 9.   Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the Exchange
          Act.
          --------------------------------------------------------


The executive officers and directors of the Company are as follows:

Name                                         Position
----                                         --------
William E. Luther                            President and
                                             Chief executive
                                             Officer, Director.

George E. Ehrlich, M.D.                      Director.

Charles T. Maxwell                           Director.

Russell O. Wiese                             Director.


          Mr. Luther (age 43) came to Lescarden in 1997, serving as Marketing Director for the Catrix Wound Care and Skin Care lines. He was promoted to Vice President of Marketing in 1998 and then promoted to President and Chief Executive in October 2002. Mr. Luther was elected to the Board in April 2003. Mr. Luther is a graduate of the Boston University School of Management.

          Dr. Ehrlich (age 74) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

          Mr. Maxwell (age 71) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice President of the Company in July 1997 and in April 2000 Mr. Maxwell became Senior Energy Analyst with Weeden & Co., Greenwich, Connecticut. Mr. Maxwell is a graduate of Princeton University and Oxford University.

          Mr. Wiese (age 37) is the Chief Marketing Officer of Davis Advisors, L.P., an Investment Advisor that manages over $35 billion. He has held this position since 1994. Prior to joining Davis Advisors, L.P., Mr. Wiese worked for Merck & Co., Inc. where he held positions in sales, sales management, and product management. Mr. Wiese is a graduate of the University of California, Berkley and the Stern School of Business, New York University.

Item 10.  Executive Compensation
          ----------------------


                        Annual Compensation     Long-Term
                        -------------------     Compensation
                                                Awards
                                                ------------

Name and                  Fiscal Year
Principal                 Ended
Position                  May 31,      Salary $       Warrants (#)
--------                  -------      --------       ------------

William E. Luther         2003         $ 66,750             -

Gerard A. Dupuis          2003         $ 87,500             -
President and CEO         2002         $150,000             -
(Until October 8, 2002)	  2001         $150,000        2,000,000


Aggregated Option and Warrant Exercises in Last Fiscal Year and
FY End Option and Warrant Values.
-----------------------------------------------------------------------------
                Shares                        Number of       Value of
                Acquired                      Unexercised     Unexercised
                on              Value         Options/        In-the-money
                Exercise        Realized      Warrants        Options
                                              at FY End (#)   Warrants
                                                              at FY End ($)
Name            (#)             ($)           Exercisable     Exercisable
-----------------------------------------------------------------------------
W.E. Luther                                   Warrants        Warrants
                                              185,000         $16,000


Item 11. Security Ownership of Certain Beneficial Owners and
         Management
         ---------------------------------------------------

         The following table sets forth, as of May 31, 2003, the ownership of the Company's Common Stock by (I) each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

         Name and                     Number of Shares
Title of Address of                   Beneficially            Percent
Class    Beneficial Owner             Owned                   of Class
(1)
------------------------------------------------------------------------

Common   Charles T. Maxwell (2)       11,706,589               39.51%
Stock	   420 Lexington Avenue
         Suite 212
         New York, NY 10170


         George E. Ehrlich (2)           275,000                0.92%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170


         William E. Luther (2)           185,000                .62%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170


         Russell O. Wiese              2,000,000               6.78%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170


         Gerard A. Dupuis (2)          5,751,229              16.41%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170


         Directors and                30,090,495              47.08%
         Officers as a group
         (2) (4 persons)


          (1) The percentages are calculated on the basis of 29,480,495 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire, owned by such a person if exercisable within 60 days of May 31, 2003 are deemed outstanding, but such shares are not deemed outstanding for the purpose of calculating the percentage of Common Stock owned by any other person. All share ownership is direct unless otherwise indicated.

          (2) Includes 5,570,312, 275,000,150,000 and 185,000
warrants to purchase the Company's Common Stock held by Mr.
Dupuis, Dr. Ehrlich, Mr. Maxwell and Mr. Luther, respectively.


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

**       Incorporated by reference to Registrant's Form 10-
         KSB for the fiscal year ended May 31, 1993.

*** Incorporated by reference to Registrant's Form 8K dated September 6, 1995.

****     Incorporated by reference to Registrant's Form 10-
         KSB for the fiscal year ended May 31, 1998.

(b)      Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed by the Company during the fourth Quarter at the year ended May 31, 2003.

			SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					LESCARDEN INC.

                              By: S/William E. Luther
                                  -------------------
                              William E. Luther, President
                              August 21, 2003

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: S/William E. Luther             President, Principal Executive
    -------------------
    William E. Luther               Officer, Principal Financial
    August 21, 2003                 Officer, Principal Accounting
                                    Officer and Director


By: S/George E. Ehrlich             Director
    -------------------
    George E. Ehrlich
    August 21, 2003


By: S/Charles T. Maxwell            Director
    -------------------
    Charles T. Maxwell
    August 21, 2003


By: S/Russell O. Wiese 	            Director
    -------------------
    Russell O. Wiese
    August 21, 2003

CERTIFICATION

I. William E. Luther, President, Chief Executive Officer and
Chief Financial Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-K of Lescarden
Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report:

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made know to us, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this annual report ( the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 21, 2003

                                                               LESCARDEN INC.


                                               INDEX TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
Independent Auditor's Report                                           F-2
Balance Sheet as of May 31, 2003                                       F-3
Statement of Operations for the Years Ended May 31, 2003 and 2002      F-4
Statement of Stockholders' Equity (Deficiency) for the Years
Ended May 31, 2003 and 2002                                            F-5
Statement of Cash Flows for the Years Ended May 31, 2003 and 2002      F-6
Notes to Financial Statements                                       F-7 - F-13

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Lescarden Inc.


We have audited the accompanying balance sheet of Lescarden Inc. (the "Company") as of May 31, 2003 and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2003, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 8, 2003

                                                                 LESCARDEN INC.

                                                                         BALANCE SHEET


May 31, 2003
---------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                              $       48,751
  Accounts Receivable                                                            79,867
  Inventory                                                                      92,176
---------------------------------------------------------------------------------------
      Total current assets                                                      220,794

Deferred Income Tax Asset, net of valuation allowance of $2,293,000                -
---------------------------------------------------------------------------------------
      Total Assets                                                       $      220,794
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses                                  $      214,015
  Advances from related parties                                                 120,000
  Deferred license fees	                                                        258,750
---------------------------------------------------------------------------------------
      Total liabilities	                                                        592,765
---------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
  Convertible preferred stock - $.02 par value; $1.50 liquidation value
   (aggregating $138,000); authorized 2,000,000 shares, issued and
   outstanding 92,000 shares                                                      1,840
  Common stock - $.001 par value; authorized 200,000,000 shares, issued
   and outstanding 29,480,495 shares                                             29,480
  Additional paid-in capital                                                 16,237,289
  Accumulated deficit                                                       (16,640,580)
---------------------------------------------------------------------------------------
      Stockholders' deficiency                                                 (371,971)
---------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                     $      220,794
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                               STATEMENT OF OPERATIONS
Year ended May 31,                                                  2003           2002
---------------------------------------------------------------------------------------

Revenue:
  Product sales                                            $     312,385  $      66,929
  License fees                                                    21,250           -
  Interest income                                                    417            812
---------------------------------------------------------------------------------------
Total revenue                                                    334,052         67,741
---------------------------------------------------------------------------------------

Costs and expenses:
  Cost of product sales                                          122,144         36,061
  Salaries:
    Officer                                                      129,835        181,272
    Office                                                        47,969         10,211
  Interest                                                        27,866         31,896
  Professional fees and consulting                               120,497        120,447
  Research and development                                         5,185            319
  Rent and office expenses                                       130,710        115,961
  Travel and meetings                                             31,204         13,753
  Taxes                                                            6,645            555
  Insurance                                                        2,423          1,299
  Other administrative expenses                                   40,158         15,353
---------------------------------------------------------------------------------------
Total costs and expenses                                         664,636        527,127
---------------------------------------------------------------------------------------
Net loss                                                    $   (330,584) $    (459,386)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Net loss per common share - basic and diluted               $       (.01) $        (.02)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding          23,822,840     22,978,530
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------


The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    Convertible
                                  Preferred Stock                Common Stock         Additional                   Stockholders'
                               Number of    Par Value       Number of    Par Value     Paid-in     Accumulated         Equity
                                 Shares      Amount           Shares     Amount        Capital     Deficit          (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2001	         92,000    $ 1,840           22,435,356  $ 22,435  $ 15,338,996    $ (15,850,610)   $ (487,339)
Issuance of common stock
 upon conversion of advances       -          -               1,356,312     1,357       463,643	            -          465,000
 from related parties
Imputed interest on advance
 from related parties              -          -                    -         -           31,896             -           31,896
Issuance of common stock
 warrants for services             -          -                    -         -              576             -              576
Net loss                           -          -                    -         -             -            (459,386)     (459,386)
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2002          92,000      1,840           23,791,668    23,792    15,835,111      (16,309,996)     (449,253)

Issuance of common stock
 upon conversion of advances
 from related parties              -          -               5,688,827     5,688       374,312             -          380,000
Imputed interest on advances
 from related parties              -          -                    -         -           27,866             -           27,866
Net loss                           -          -                    -         -             -            (330,584)     (330,584)
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2003	         92,000    $ 1,840           29,480,495  $ 29,480   $16,237,289     $(16,640,580)    $(371,971)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                      STATEMENT OF CASH FLOWS
Year ended May 31,                                                        2003             2002
-----------------------------------------------------------------------------------------------


Cash flows from operating activities:
  Net loss                                                          $(330,584)       $ (459,386)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Issuance of common stock warrants for services                       -                  576
    Imputed interest on advances from stockholder                      27,866            31,896
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                 (79,867)
      (Increase) decrease in inventory                                (16,324)           26,960
      Increase in accounts payable and accrued expenses                58,410            36,025
      Decrease  in unearned revenue                                  (105,000)
      Increase in deferred license fee                                258,750
-----------------------------------------------------------------------------------------------
      Net cash used in operating activities                          (186,749)         (363,929)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net advances from stockholder and related parties                   120,000           400,000
-----------------------------------------------------------------------------------------------
      Cash provided by financing activities                           120,000           400,000
-----------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                       (66,749)           36,071

Cash at beginning of year                                             115,500            79,429
-----------------------------------------------------------------------------------------------
Cash at end of year                                                 $  48,751        $  115,500
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Supplemental schedule of noncash financing activities:

  Conversion of advances received from related parties
   to common stock                                                  $ 380,000        $  465,000
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
  Issuance of common stock warrants for services                         -           $      576
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses from operations during the years ended May 31, 2003 and 2002 and has had limited revenue in those years. At May 31, 2003, the Company had stockholders' deficiency and a working capital deficiency. These factors indicate that the Company may be unable to continue as a going concern. In the past few years, management has implemented plans to license its Catrix(R) product for topical wound healing purposes and sell a line of cosmetic products and enter the food supplement business. During the year ending May 31, 2003, management expects the continuation of these plans. If successful, this may increase cash flow which would allow the Company to meet its obligations and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue from license fees is being amortized over the term of the license agreements. Revenue from the product sales is recognized upon shipment of the product.

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debt, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees and has adopted the disclosure-only provisions of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share would have been as follows:

Year ended May 31,                                2003             2002
-----------------------------------------------------------------------
Net loss, as reported                        $(330,584)    $   (459,386)
Deduct: Total stock-based employee
compensation expense determined
under fair-value based method for
all awards                                      (2,200)
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Pro forma net loss                           $(328,384)    $   (459,386)
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Loss per share:  As reported                 $    (.01)    $       (.02)
-----------------------------------------------------------------------
-----------------------------------------------------------------------
                 Pro forma                   $    (.01)    $       (.02)
-----------------------------------------------------------------------
-----------------------------------------------------------------------

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended May 31, 2003 and 2002, respectively: expected volatility of 2.08% and 1.72%; risk-free interest rates of 3.1% and 4.5%; and expected lives of 5 to 10 years.


2.	INVENTORY:

Inventory at May 31, 2003 consists of the following:

Finished goods                                                    $49,796
Raw materials                                                      42,380
-------------------------------------------------------------------------
                                                                  $92,176
-------------------------------------------------------------------------
-------------------------------------------------------------------------


3.	ADVANCES FROM RELATED PARTIES:

During the years ended May 31, 2003 and 2002, related parties loaned the Company $120,000 and $400,000, respectively. The loans, which are noninterest-bearing and due upon demand, are convertible into common stock of the Company. The conversion terms are based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on these loans.

The Company converted $380,000 and $465,000 of these advances into 5,688,827 and 1,356,312 shares of common stock during the years ended May 31,

2003 and 2002, respectively.


4.	STOCK OPTIONS AND WARRANTS:

In the year ended May 31, 1993, the Company approved the "1992 Employee Incentive Stock Plan" (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 2003, no options were granted under the 1992 Plan.

Transactions relating to warrants are as follows:

                                           	             Weighted-
                                           Number of         average
                                            Warrants       Exercise Price
                                          Exercisable        Per Share
-------------------------------------------------------------------------

Balance at June 1, 2001	                    8,063,871              $  .67
Granted                                         2,303                 .19
Expired                                      (250,000)                .10
-------------------------------------------------------------------------
Balance at May 31, 2002                     7,816,174                 .69
Granted                                        50,000                 .34
Expired                                      (180,000)                .33
-------------------------------------------------------------------------
Balance at May 31, 2003                     7,686,174              $  .70
-------------------------------------------------------------------------
-------------------------------------------------------------------------

The following table summarizes the information about warrants outstanding at May 31, 2003:


                                   Warrants Outstanding and Exercisable
------------------------------------------------------------------------

                                               Weighted-
                                                average      Weighted-
                                               Remaining      average
                  Range of        Number       Contractual    Exercise
               Exercise Price  Outstanding    Life (Years)      Price
------------------------------------------------------------------------

               $  .10              605,000        .41             $  .10
                  .12              500,000        .84                .12
                  .15            1,100,000       1.22                .15
                  .15625 - .25     681,177       2.71                .18
                  .30 - .34        950,000       2.30                .30
                  .35            1,760,000       1.43                .35
                  .40 - .75         89,997  	 1.96                .46
                 2.00            2,000,000       2.69               2.00
------------------------------------------------------------------------
               $  .10 - $2.00    7,686,174                        $  .70
------------------------------------------------------------------------
------------------------------------------------------------------------


5.      MAJOR CUSTOMERS:

During the year ended May 31, 2003, sales to two customers accounted for approximately 46% and 15% of net sales. These customers accounted for approximately 86% and 14% of the Company's accounts receivable at May 31, 2003.

6.	COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

Substantially all of the Company's purchases of its primary raw material for the Company's principal merchandise inventory for the year ended
May 31, 2003 was from one vendor.

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

Year ending May 31,
      2004                                                      $ 47,700
------------------------------------------------------------------------
                                                                $ 47,700
------------------------------------------------------------------------
------------------------------------------------------------------------

Rent expense charged to operations for the years ended May 31, 2003 and 2002 amounted to approximately $101,000 and $96,000, respectively.

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

In March 1999, the Company entered into a 10-year license agreement in which it designated a company located in Spain (a subsidiary of ICN Pharmaceuticals USA ("ICN")) as a semi-exclusive licensee (the "Licensee") of Catrix(R) Wound Dressing (the "Product"). Upon the signing of the license agreement, the Company received 50% of an up-front fee it is charging for distributorship rights. The balance was paid during the fiscal year ended May 31, 2001, upon the Company having secured registration and marketing approval for the Product from the Spanish Health Ministry as required under the agreement.

In November 2002, the Company and ICN entered into an agreement, whereby the Company granted ICN the exclusive license for the Catrix(R) Wound Dressing product in Portugal, Greece and Cyprus for $100,000. Payment was made by offsetting this amount against an advance payment from ICN to the Company for product that was not shipped. This amount is being amortized over the remaining life of the license (7 years). In the accompanying May 31, 2003 balance sheet, $68,750 is included in deferred license fees.

On June 4, 2002 the Company announced that it had entered into a license agreement with another entity related to ICN granting this entity a 10-year exclusive license to market Lescarden's proprietary product, Catrix(R) Wound Dressing, in Canada. All of the license fees were paid in the fiscal year ended May 31, 2003, upon the Company having secured registration and marketing approval for the Product from the Canadian Health Authorities and are being amortized over the life of the license. In the accompanying May 31, 2003 balance sheet, $190,000 is included in deferred license fees.

A revised agreement with a former chairman, which is for a period of 20 years, provides for a minimum annual consultancy fee/pension payment of $25,000 to be paid in any year in which the Company's net worth is in excess of $2,500,000 or pretax profits of $500,000 are achieved. In the event of the death of this former chairman, any amounts due under this agreement will be payable to his estate. Additionally, the agreement provides for the issuance of nonqualified stock options to purchase 100,000 shares of the Company's common stock. Under the agreement, pension costs cannot be reasonably estimated principally because the conditions required to create a pension liability do not exist at May 31, 2003 and are not anticipated in the foreseeable future.

7.	STOCKHOLDERS' EQUITY:

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

8.	INCOME TAXES:

The Company has net operating loss carryforwards of approximately
$6,745,000 available to reduce future taxable income which expire in various years through 2022.

The utilization of net operating loss carryforwards may be limited as a result of cumulative changes in the Company's stock ownership.

Deferred income taxes reflect the impact of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforwards, the Company has recorded a valuation allowance for the entire deferred tax asset. The deferred income tax asset is comprised of the following at May 31, 2003:

Net operating loss carryforwards                             $ 2,293,000
------------------------------------------------------------------------
Gross deferred tax assets                                      2,293,000
Valuation allowance                                           (2,293,000)
------------------------------------------------------------------------
      Net deferred income tax asset                          $    - 0 -
------------------------------------------------------------------------
------------------------------------------------------------------------

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended May 31,                                   2003           2002
------------------------------------------------------------------------

Tax benefit at federal statutory rate                (34)%          (34)%
Increase in valuation allowance                       34             34
------------------------------------------------------------------------
                                                    - 0 -%         - 0 -%
------------------------------------------------------------------------
------------------------------------------------------------------------