Form 10QSB
period 2003-08-31
LESCARDEN INC
filed 2003-10-14
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003.
                               ---------------

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                       Outstanding at August 31, 2003
----------------------------            ------------------------------
Common Stock $.001 par value                       29,480,495

                            LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------b

                                ASSETS


                                                                  August 31, 2003     May 31, 2003
                                                                     (UNAUDITED)         (AUDITED)
                                                                  ---------------     ------------
Current Assets:
     Cash                                                         $        21,908     $     48,751
     Accounts receivable                                                   36,816           79,867
     Inventory                                                             81,990           92,176
                                                                  ---------------     ------------

            Total Current Assets                                          140,714          220,794

Deferred Income Tax Asset, net of valuation allowance of
$2,325,000 and $2,293,000 at August 31, 2003 and
May 31, 2003 respectively                                                   -                 -

                                                                  ---------------     ------------
Total Assets                                                      $       140,714     $    220,794
                                                                  ---------------     ------------
                                                                  ---------------     ------------

	LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
    Accounts payable and accrued expenses                         $       193,368     $    214,015
    Advances from stockholders                                            160,000          120,000
    Deferred license fees                                                 250,625          258,750
                                                                  ---------------     ------------
Total liabilities                                                         603,993          592,765
                                                                  ---------------     ------------

Commitments and Contingencies

Stockholders' Deficiency:
    Convertible Preferred Stock                                             1,840            1,840
      Common Stock                                                         29,480           29,480
      Additional Paid-In Capital                                       16,239,437       16,237,289
      Accumulated Deficit                                             (16,734,036)     (16,640,580)
                                                                  ---------------     ------------
Stockholders' Deficiency                                                 (463,279)        (371,971
                                                                  ---------------     ------------
Total Liabilities and Stockholders' Deficiency                    $       140,714     $    220,794
                                                                  ---------------     ------------
                                                                  ---------------     ------------

See notes to financial statements


                            LESCARDEN INC.
                            --------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------
                                                                             (UNAUDITED)

                                                                         For the Three Months
                                                                           Ended August 31,
                                                                         --------------------
                                                                            2003              2002
                                                                            ----              ----
Total Revenues                                                    $       75,518      $     19,947
                                                                  --------------      ------------
Costs and Expenses:
   Cost of Product Sales                                                  24,758            13,137
   Salaries - Officer                                                     27,000            39,387
   Salaries - Office                                                      18,695             4,654
   Professional Fees and Consulting                                       30,855            29,704
   Rent and Office Expenses                                               35,766            32,905
   Travel and Meetings                                                     9,523            15,143
   Taxes                                                                   4,245               455
   Insurance                                                                 234               279
   Interest                                                                2,148             6,650
   Other Administrative Expenses                                          15,750             3,318
                                                                  --------------      ------------


     Total Costs and Expense                                             168,974           145,632
                                                                  --------------      ------------

     Net Loss                                                     $      (93,456)     $   (125,685)
                                                                  --------------      ------------
                                                                  --------------      ------------

     Net Loss Per Share - Basic and Diluted                       $         (.00)     $       (.01)
                                                                  --------------      ------------
                                                                  --------------      ------------

Weighted Average Number of
  Common Shares Outstanding                                           29,480,495        23,791,668
                                                                  --------------      ------------
                                                                  --------------      ------------


See notes to financial statements



                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                                                                            (UNAUDITED)
                                                                     For the Three Months Ended
                                                                             August 31,
                                                                     --------------------------
                                                                            2003              2002
                                                                            ----              ----

Cash Flows Used in Operations:
     Net Loss                                                     $     ( 93,456)    $    (125,685)
     Adjustments to reconcile net  loss to
       cash used in operating activities:
       Imputed interest on advances from stockholders                      2,148             6,650
      Changes in operating assets and liabilities:
       Decrease in accounts receivable                                    43,051              -
       Decrease (Increase) in inventory                                   10,186           (16,521)
       Decrease in accounts payable and
        accrued expenses                                                 (20,647)             -
        (Decrease) Increase in deferred licence fee                       (8,125)           97,500
                                                                  --------------      ------------



     Net Cash Flow Used In Operations                                    (66,843)          (38,056)
                                                                  --------------      ------------


Cash Flows Provided By Financing Activities:
         Advances from stockholders                                       40,000              -
                                                                  --------------      ------------


 Decrease in cash                                                        (26,843)          (38,056)


Cash- Beginning of period                                                 48,751           115,500
                                                                  --------------      ------------


Cash - End of period                                              $       21,908      $     77,444
                                                                  --------------      ------------
                                                                  --------------      ------------


See notes to financial statements

                            LESCARDEN INC.
                            --------------
                                                       (UNAUDITED)
                                                        ---------
                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
                           August 31, 2003
                           ---------------

Note 1 - General:
     The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003.

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

     The deferred license fee of $250,625 stated on the balance sheet relates to licensee fees received from the Company's licensees and is being amortized over the term of the license agreements.

Note 3 - Segment Reporting:
     Due to the materiality of the sales of its cosmetics product and food supplements in addition to the company's CATRIX(R) Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

Note 4 - Advances From Related Parties:
     The outstanding loans, of $160,000 at August 31, 2003, are non-interest bearing and due upon demand. All advances are convertible into common stock of the Company based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on theses loans at market rates.

Note 5 - Inventory:

     Inventory at August 31, 2003 consists of the following:

                     Finished Goods   $      56,415
                     Raw Materials           25,575
                                      -------------
                                      $      81,990
                                      -------------
                                      -------------

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
                           August 31, 2003
                           ---------------

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

     The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $16.7 million from inception to August 31, 2003. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

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

Three months ended August 31, 2003 compared to August 31, 2002
--------------------------------------------------------------

     The Company's revenues in the periods were primarily from the direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material and secondarily from the sale of Bio-Cartilage(R) capsules and license fees.

     Total costs and expenses during the three months ended August 31, 2003 were 16% or $23,342 higher than those of the comparative prior year period. The increase was principally due to higher cost of product sales of $11,621, office salaries of $14,041 and other administrative expenses of $12,432; which were partially off set by lower officer salaries of $12,387.

     The Company's cash balance decreased by $26,843 in the quarter ended August 31, 2003 compared to $38,056 in the comparative prior year period. The Company received advances from stockholders of $40,000 in the three months ended August 31, 2003 compared to none in three months ended
May 31, 2002.

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

Present Liquidity

     The Company's present liquidity position is critical. As of August 31, 2003 the Company's liabilities exceeded its total assets by $463,279. The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending November 30, 2003, to sustain its operations.

     As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 2003 of ($330,584), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of May 31, 2003 and 2002 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

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

     Spain's socialized medicine system covers 100% of its population. Unless ICNI is allowed an adequate reimbursement rate, its sales of CATRIX(R) Wound Dressing will be largely limited to that relatively small part of the population who are either otherwise insured or able to purchase the product with their own resources. At this time, no representation can be made on the possible outcome of ICNI's rate appeal.

     In the fiscal year ended May 31, 2003 the Company granted ICNI the exclusive license for the CATRIX Wound Dressing product in Portugal, Greece and Cyprus for $100,000, which was paid by offsetting this amount against an advance payment from ICNI to the Company for product that was not shipped. Such amount had been included in the Company's Balance Sheet as Unearned Revenue.

     On June 4, 2002 the company announced that it had entered into a license agreement with ICN CANADA, Montreal, Quebec, Canada (a subsidiary of ICN Pharmaceuticals of Costa Mesa, CA.) Granting ICN Canada a 10 year exclusive license to market Lescarden's proprietary product, CATRIX(R) WOUND DRESSING in Canada. On November 5, 2002 that company announced that the Canadian Health Authorities (Medical Device Division) approved the license. The marketing and sales of the CATRIX(R) Wound Dressing in Canada commenced in the quarter ended February 28, 2003.

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

     The Company has no material commitments for capital expenditures at August 31, 2003.

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

     Within 90 days prior to the filing of this quarterly report on Form 10-QSB the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

     There have been no significant changes in the Comapny's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-QSB.

                              LESCARDEN INC.
                              --------------

                     Part II - Other Information
                     ---------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
  (A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 2003.



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


                         LESCARDEN INC.
                         --------------
                         (Registrant)




Date: October 9, 2003    s/William E. Luther
                         ------------------
                         William E. Luther
                         President and
                         Chief Executive Officer