Form 10QSB
period 2003-11-30
LESCARDEN INC
filed 2004-01-12
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003.
                               -----------------

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class                       	    Outstanding at November 30, 2003
----------------------------            --------------------------------
Common Stock $.001 par value                       29,830,495

                            LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------

                                ASSETS
                                ------
                                                                  November 30, 2003     May 31, 2003
                                                                     (UNAUDITED)         (AUDITED)
                                                                  -----------------     ------------

Current Assets:
     Cash                                                         $            -        $     48,751
     Accounts Receivable                                                     47,816           79,867
     Inventory                                                               71,980           92,176
                                                                  -----------------     ------------


           Total Current Assets                                             119,796          220,794
                                                                  -----------------     ------------
                                                                  -----------------     ------------

Deferred Income Tax Asset, net of valuation allowance of
$2,353,000 and $2,293,000 at November 30, 2003 and
May 31, 2003 respectively                                                      -                -
                                                                  -----------------     ------------


Total Assets                                                      $         119,796     $    220,794

                                                                  -----------------     ------------
                                                                  -----------------     ------------


             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
     Bank overdraft                                              $            7,290     $       -
     Accounts payable and accrued expenses                                  174,253          214,015
     Advances from stockholders                                             200,000          120,000
     Deferred license fees                                                  242,500          258,750
                                                                  -----------------     ------------

     Total liabilities                                                      624,043          592,765
                                                                  -----------------     ------------

Commitments and Contingencies

Stockholders' Deficiency:
      Convertible Preferred Stock                                             1,840            1,840
      Common Stock                                                           29,830           29,480
      Additional Paid-In Capital                                         16,277,328       16,237,289
      Accumulated Deficit                                               (16,813,245)     (16,640,580)
                                                                  -----------------     ------------

Stockholders' Deficiency                                                   (504,247)        (371,971)
                                                                  -----------------     ------------

Total Liabilities and Stockholders' Deficiency                    $         119,796     $    220,794
                                                                  -----------------     ------------
                                                                  -----------------     ------------


See notes to financial statements



                            LESCARDEN INC.
                            --------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------



                                                 (UNAUDITED)                  (UNAUDITED)
                                            For The Three Months         For the Six Months
                                            Ended November 30,           Ended November 30,
                                            --------------------         ------------------
Ended November 30,

                                             2003         2002            2003          2002
                                             ----         ----            ----          ----



Total Revenues                       $     35,694  $   134,232     $   111,212   $   154,179
                                     ------------  -----------     -----------   -----------

Costs and Expenses:
      Cost of  Sales                       20,010       33,392          44,768        46,529
      Salaries - Officer                   28,440       25,629          55,440        65,016
      Salaries - Office                    16,912        5,161          35,607         9,815
      Professional Fees and Consulting      7,450       37,555          38,305        67,259
      Rent and Office Expenses             22,030       31,057          57,796        63,962
      Travel and Meetings                   4,559        2,220          14,082        17,363
      Taxes                                 3,247         -              7,492           455
      Insurance                               920          278           1,154           557
      Interest                              3,241        6,650           5,389        13,300
      Other Administrative Expenses         8,094       15,705          23,844        19,023
                                     ------------  -----------     -----------   -----------
        Total Costs and Expense           114,903      157,647         283,877       303,279

        Net (Loss)                   $    (79,209) $   (23,415)    $  (172,665)  $  (149,100)
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------


        Net (Loss) Per Share -       $       (.00) $      (.00)    $      (.01)  $      (.01)
         basic and diluted           ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------



Weighted Average Number of
  Common Shares Outstanding            29,713,828   23,791,668      29,597,162    23,791,668
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------


See notes to financial statements

                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                                                                                (UNAUDITED)
                                                                         For the Six Months Ended
                                                                                 November 30,
                                                                         --------------------------
                                                                           2003              2002
                                                                           ----              ----


Cash Flows Used in Operations:
     Net (Loss)                                                   $    (172,665)      $   (149,100)
     Adjustments to reconcile net  loss to
       cash used in operating activities:
       Imputed interest on advances from stockholders                     5,389             13,300
       Changes in operating assets and liabilities:
       Decrease(Increase) in accounts receivable                         32,051            (76,560)
       Decrease (Increase) in inventory                                  20,196            (12,256)
      (Decrease) Increase in accounts payable and
       accrued expenses                                                 (39,762)            30,185
       Decrease in Unearned Revenue                                        -              (105,000)
      (Decrease) Increase in deferred licence fee                       (16,250)           200,000
                                                                  -------------       ------------
     Net Cash Flow Used In Operations                                  (171,041)           (99,431)
                                                                  -------------       ------------
Cash Flows Provided By Financing Activities:
       Advances from stockholders                                        80,000               -
       Exercise of Warrants                                              35,000               -
       Increase in Bank overdraft                                         7,290               -
                                                                  -------------       ------------
       Cash Flows provided by Financing Activites                       122,290               -
                                                                  -------------       ------------

  Decrease in cash                                                      (48,751)           (99,431)

Cash- Beginning of period                                                48,751            115,500
                                                                  -------------       ------------

Cash - End of period                                              $        -          $     16,069
                                                                  -------------       ------------
                                                                  -------------       ------------





See notes to financial statements

                            LESCARDEN INC.
                            --------------
                                                       (UNAUDITED)
                                                        ---------
                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
                           November 30, 2003
                           -----------------

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

     The deferred license fee of $242,500 stated on the balance sheet relates to a licensee fee received from the Company's licensees in Canada and Europe which are being amortized over the term of the license agreements.

Note 3 - Segment Reporting:
     Due to the materiality of the sales of its cosmetics product and food supplements in addition to the company's CATRIX(R)Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

Note 4 - Advances From Related Parties:
     The outstanding loans, of $200,000 at November 30, 2003, are non-interest bearing and due upon demand. All advances are convertible into common stock of the Company based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on theses loans at market rates.

Note 5 - Inventory:

     Inventory at November 30, 2003 consists of the following:


                     Finished Goods      $      46,405
                     Raw Materials              25,575
                                         -------------
                                         $      71,980
                                         -------------
                                         -------------

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
                           November 30, 2003
                           -----------------

Results of Operations
---------------------

Overview
--------


     Since its inception, the Company has primarily devoted its resources to fund research, drug discovery and development. In addition, the Company licenses its technology for commercialization by other companies and in recent fiscal years, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE(R) , as a food supplement, and direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. In the fiscal year ended May 31, 2000, the Company made its initial twocommercial shipments of its CATRIX(R)Wound Dressing product pursuant to its agreement with ICN IBERICA, S.A., Spain (see below).

     Sales of the Company's food supplement, BIO-CARTILAGE(R)and cosmetic products have been modest since the Company began sales. The material dir costs related to this product were incurred in periods prior to those presented. It is not possible to estimate the period in which material net cash inflows from the products are expected to commence.

    The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $16.8 million fromn inception to November 30, 2003. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.


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

Three months ended November 30, 2003 compared to November 30, 2002
------------------------------------------------------------------
     The Company's revenues decreased in the three months ended November 30, 2003 compared to November 30, 2002 primarily due to a sale of CATRIX(R)Wound Care Dressing to ICN Iberica, S.A. (see below) in the Quater ended November 30, 2002..

     Total costs and expenses during the three months ended November 30, 2003 were 27% or $42,744 lower than those of the comparative prior year period. The decrease was principally due to lower cost of sales of $13,382, professional fees of $30,105 and $9,027 of other administrative expenses; which was partialy offset by higher office saleries of $11,751.


Six months ended November 30, 2003 compared to November 30, 2002
----------------------------------------------------------------
     The Company's revenues decreased in the six months ended November 30, 2003 compared to November 30, 2002 primarily due to a sale of CATRIX(R)Wound Care Dressing to ICN Iberica, S.A. (see below).

     Total costs and expenses during the six months ended November 30, 2003 were 6% or $19,402 lower than those of the comparative prior year period.
The decrease was principally due to lower officer salaries of $9,576, professional fees of $28,954, rent and office expenses of $6,166 and $7,911 of interest expenses; which was partially offset by higher office salaries of $25,792.

     The Company's cash balance decreased (overdrawn balance of $7,290 as of November 30, 2003) by $56,031 in the six months ended November 30, 2003 compared to $99,431 in the comparative prior year period. The Company received advances from stockholders of $80,000 in the six months ended November 30, 2003 compared to none in six months ended November 30, 2002.

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

Present Liquidity
-----------------

     The Company's present liquidity position is critical. As of November 30, 2003 the Company's liabilities exceeded its total assets by $504,247. The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending February 28, 2004, to sustain its operations.

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

     The Company's licensee of its CATRIX(R)product, in powder form only, for topical wound healing purposes (see below) received its initial two shipments from the Company in the year ended May 31, 2000 and an additional shipment in the quarter ended November 30, 2002. In addition, the Company continues to sell a line of cosmetic products; and BIO-CARTILAGE(R) to the over-the-counter food supplement market. If the Company's efforts to increase revenues are successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try to obtain financing from additional advances from stockholders and sales of unregistered shares of common stock.

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

     On September 13, 1999, the Company announced that its CATRIX(R)Wound Dressing product was granted full marketing approval by the Spanish Health Ministry of Madrid. Under the prevailing regulations of the European
Union ("EU"), of which Spain is a member, a drug/device approval in one member country renders the product marketable in all member states. Therefore, CATRIX(R)Wound Dressing may now be sold throughout the 15 countries of the EU.

     Since September 1999, the Company has fulfilled all of its obligations under its agreement with ICNI, including the timely shipment of the product. ICNI has commenced implementation of a complete marketing program in Spain, and it also applied to the appropriate Spanish authorities for a government sponsored reimbursement plan for patients covered under the national medical care program. The Spanish Health Ministry in the Spring of 2001 allowed only a very low patient reimbursement rate. As a result, ICNI was prosecuting an appeal of this decision.

     On December 3, 2003 the Company announced that the Spanish Ministry of Health has approved government reimbursement of its CATRIX(R)Wound Dressing. The approval ensures that patients will receive either substantial or full reimbursement.

     In the fiscal year ended May 31, 2003 the Company granted ICNI the exclusive license for the CATRIX(R)Wound Dressing product in Portugal, Greece and Cyprus for $100,000, which was paid by offsetting this amount against an advance payment from ICNI to the Company for product that was not shipped. Such amount had been included for the Company's Balance Sheet as Unearned Revenue.

     On June 4, 2002 the Company announced that it had entered into a license agreement with ICN CANADA, Montreal, Quebec, Canada (a subsidiary of ICN Pharmaceuticals of Costa Mesa, CA.) Granting ICN Canada a 10 year exclusive license to market Lescarden's proprietary product, CATRIX(R)WOUND DRESSING in Canada. On November 5, 2002 the company announced that the Canadian Health Authorities (Medical Device Division ) approved the license. The marketing of the CATRIX(R)Wound Dressing in Canada commenced in the quarter ended February 28, 2003.

     The material direct costs related to the CATRIX(R)Wound Dressing product were incurred in periods prior to those presented. The estimated costs necessary to support the product's development, other than to finance significant inventory levels, is not expected to be significant. It is not possible to estimate the period in which material net cash inflows from the product is expected to commence.

    The Company has no material commitments for capital expenditures at November 30, 2003.

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

                                      LESCARDEN INC.
                                      --------------

                     Part II - Other Information
                     ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 2003.



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


                          LESCARDEN INC.
                          --------------
                          (Registrant)




Date: January 5, 2004     s/William E. Luther
                          ------------------
                          William E. Luther
                          President and
                          Chief Executive Officer

CERTIFICATION

I. William E. Luther, Chief Executive Officer and Chief Financial
Officer of the Company, certify that:

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

Date: January 5, 2004