Form 10QSB
period 2004-02-29
LESCARDEN INC
filed 2004-03-30
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended February 29,2004.
                               -----------------

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class                       	    Outstanding at February 29, 2004
----------------------------            --------------------------------
Common Stock $.001 par value                       29,830,495

                            LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------

                                ASSETS
                                ------
                                             		            February 29, 2004     May 31, 2003
                                                                      (UNAUDITED)         (AUDITED)
                                                                  -----------------     ------------

Current Assets:
     Cash                                                         $            -        $     48,751
     Accounts Receivable                                                    169,884           79,867
     Inventory                                                               80,864           92,176
                                                                  -----------------     ------------


           Total Current Assets                                             250,748          220,794
                                                                  -----------------     ------------
                                                                  -----------------     ------------

Deferred Income Tax Asset, net of valuation allowance of
$2,361,000 and $2,293,000 at February 29, 2004 and
May 31, 2003 respectively                                                      -                -
                                                                  -----------------     ------------


Total Assets                                          		$         250,748     $    220,794

                                                                  -----------------     ------------
                                                                  -----------------     ------------


             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
     Bank overdraft                                               $           1,721     $         -
     Accounts payable and accrued expenses                                  209,023          214,015
     Advances from stockholders                                             330,000          120,000
     Deferred license fees                                                  234,375          258,750
                                                                  -----------------     ------------

     Total liabilities                                                      775,119          592,765
                                                                  -----------------     ------------

Commitments and Contingencies

Stockholders' Deficiency:
      Convertible Preferred Stock                                             1,840            1,840
      Common Stock                                                           29,830           29,480
      Additional Paid-In Capital                                         16,282,379       16,237,289
      Accumulated Deficit                                               (16,838,420)     (16,640,580)
                                                                  -----------------     ------------

Stockholders' Deficiency                                                   (524,371)        (371,971)

     Total Liabilities and Stockholders' Deficiency               $         250,748     $    220,794
                                                                  -----------------     ------------
                                                                  -----------------     ------------


See notes to financial statements



                            LESCARDEN INC.
                            --------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------
                                                (UNAUDITED)                  (UNAUDITED)
                                            For The Three Months         For the Nine Months
                                            Ended                        Ended
                                      February 29, February 28,    February 29,  February 28,
                                             2004         2003            2004          2003
                                             ----         ----            ----          ----

Total Revenues                       $    174,882  $    27,297     $   286,094   $   181,476
                                     ------------  -----------     -----------   -----------

Costs and Expenses:
   Cost of  Sales                          83,910       13,505         128,678        60,034
   Salaries - Officer                      27,000       42,167          82,440       107,183
   Salaries - Office                       19,058       20,437          54,665        30,252
   Professional Fees and Consulting        15,105       37,237          53,410       104,496
   Rent and Office Expenses                30,625       35,355          88,421        99,317
   Travel and Meetings                      8,334        5,923          22,416        23,286
   Taxes Other                              3,936        2,348          11,428         2,803
   Insurance                                  774        2,023           1,928         2,580
   Interest                                 5,051        7,000          10,440        20,300
   Other Administrative Expenses            6,264       12,334          30,108        31,357
                                     ------------  -----------     -----------   -----------
        Total Costs and Expense           200,057      178,329         483,934       481,608

        Net (Loss)                   $    (25,175) $  (151,032)    $  (197,840)  $  (300,132)
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------


        Net (Loss) Per Share         $       (.00) $      (.01)    $      (.01)  $      (.01)
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------



Weighted Average Number of
  Common Shares Outstanding            29,830,495   23,791,668      29,674,939    23,791,668
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------


See notes to financial statements

                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                                                                                (UNAUDITED)
                                                                         For the Nine Months Ended
                                                                        --------------------------
                                                                    February 29,       February 28,

                                                                           2004               2003
                                                                           ----               ----


Cash Flows Used in Operations:
     Net (Loss)                                                   $    (197,840)      $   (300,132)
     Adjustments to reconcile net  loss to
       cash used in operating activities:
       Imputed interest on advances from stockholders                    10,440             20,300
       Changes in operating assets and liabilities:
      (Increase) in accounts receivable                                 (90,017)              -
       Decrease (Increase) in inventory                                  11,312            (70,138)
      (Decrease) Increase in accounts payable and
       accrued expenses                                                  (4,992)            93,822
       Decrease in Unearned Revenue                                        -              (105,000)
      (Decrease) Increase in deferred licence fee                       (24,375)           266,875
                                                                  -------------       ------------
     Net Cash Flow Used In Operations                                  (295,472)           (94,273)
                                                                  -------------       ------------
Cash Flows Provided By Financing Activities:
       Advances from stockholders                                       210,000             20,000
       Exercise of Warrents                                              35,000               -
       Increase in bank overdraft                                         1,721               -
                                                                  -------------       ------------
       Cash Flows provided by Financing Activites                       246,721             20,000
                                                                  -------------       ------------

  Decrease in cash                                                      (48,751)           (74,273)

Cash- Beginning of period                                                48,751            115,500

Cash - End of period                                             $         -          $     41,227
                                                                  -------------       ------------
                                                                  -------------       ------------





See notes to financial statements

                            LESCARDEN INC.
                            --------------
                                                       (UNAUDITED)
                                                        ---------
                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
                           February 29, 2004
                           -----------------
Note 1 - General:
     The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003.

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

     The deferred license fee of $234,375 stated on the balance sheet relates to a licensee fee received from the Company's licensees in Canada and Europe which are being amortized over the term of the license agreements.

Note 3 - Segment Reporting:
     Due to the materiality of the sales of its cosmetics product and food supplements in addition to the company's CATRIX(R) Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

Note 4 - Advances From Related Parties:
     The outstanding loans, of $330,000 at February 29, 2004, are non-interest bearing and due upon demand. All advances are convertible into common stock of the Company based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on theses loans at market rates.

Note 5 - Inventory:

     Inventory at February 29, 2004 consists of the following:


                     Finished Goods      $      41,289
                     Raw Materials              39,575
                                         -------------
                                         $      80,864
                                         -------------
                                         -------------

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
				   February 29, 2004
                           -----------------

Results of Operations
---------------------

Overview
--------


     Since its inception, the Company has primarily devoted its resources to
fund research, drug discovery and development.   In addition, the Company
licenses its technology for commercialization by other companies and in recent fiscal years, the Company began sales of its proprietary bovine cartilage material,BIO-CARTILAGE(R),as a food supplement, and direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. In the fiscal year ended May 31, 2000, the Company made its initial two commercial shipments of its CATRIX(R)Wound Dressing product pursuant to its agreement with ICN IBERICA, S.A., Spain (see below), who's name has been changed to Valeant Pharmaceuticals International during the current fiscal year .

     Sales of the Company's food supplement, BIO-CARTILAGE(R)and cosmetic products have been modest since the Company began sales. The material direct costs related to this product were incurred in periods prior to those presented. It is not possible to estimate the period in which material net cash inflows from the products are expected to commence.

    The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $16.8 million from inception to February 29, 2004. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.


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

Three months ended February 29, 2004 compared to February 28, 2003
------------------------------------------------------------------
     The Company's revenues increased in the three months ended February 29, 2004 compared to February 28, 2003 primarily due to sales of CATRIX(R) Wound Care Dressing to ICN Iberica, S.A. (see below).

     Total costs and expenses during the three months ended February 29, 2004 were 12% or $21,728 higher than those of the comparative prior year period. The increase was principally due to higher cost of sales of $70,405; which was partially offset by lower professional fees of $22,132 and officer salaries of $15,167.


Nine months ended February 29, 2004 compared to February 28, 2003
-----------------------------------------------------------------
     The Company's revenues increased in the nine months ended February 29, 2004 compared to February 28, 2003 primarily due to sales of CATRIX(R) Wound Care Dressing to ICN Iberica, S.A. (see below).

     Total costs and expenses during the nine months ended February 29, 2004 were .5% or $2,326 higher than those of the comparative prior year period. The increase was principally due higher cost of sales of $68,644 and office salaries of $24,413; which was partially offset by lower officer salaries of $24,743, professional fees of $51,086 and $9,860 of interest expense.

     The Company's cash balance decreased (overdrawn balance of $1,721 as of February 29, 2004) by $48,751 in the nine months ended February 29, 2004 compared to $74,273 in the comparative prior year period. The
Company received advances from stockholders of $210,000 in the nine months ended February 29, 2004 compared to $20,000 in nine months ended February 28, 2003.

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

Present Liquidity
-----------------

     The Company's present liquidity position is critical. As of February 29, 2004 the Company's liabilities exceeded its total assets by $524,371. The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending May 31, 2004, to sustain its operations.

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

     The Company's licensee of its CATRIX(R) product, in powder form only, for topical wound healing purposes (see below) received its initial two shipments from the Company in the year ended May 31, 2000 and an additional shipment in the quarter ended November 30, 2002. In addition, the Company continues to sell a line of cosmetic products; and BIO-CARTILAGE(R) to the over-the-counter food supplement market. If the Company's efforts to increase revenues are successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try toobtain financing from additional advances from stockholders and sales of unregistered shares of common stock.

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

    The Company has no material commitments for capital expenditures at February 29, 2004.

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

     Within 90 days prior to the filing of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation,the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

                                      LESCARDEN INC.
                                      --------------

                     Part II - Other Information
                     ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

          (A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended February 29, 2004.



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


                          LESCARDEN INC.
                          --------------
                          (Registrant)





Date: March 30, 2004      s/William E. Luther
                          ------------------
                          William E. Luther
                          President and
                          Chief Executive Officer

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

Date: March 30, 2004