Form 10KSB
period 2004-05-31
LESCARDEN INC
filed 2004-08-27
CIK 58822

U.S. Securities and Exchange Commission
                 Washington, D.C. 20549

	              Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 2004
                          ------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No fee required]

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

Issuers revenues for its most recent fiscal year were $ 320,584.

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on July 09, 2004 was approximately $3,831,337.

The number of shares of registrant's Common Stock outstanding as of July 09, 2004 was 29,830,495.

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

          With regard to Catrix(R), the Company, in the early 1980's, obtained an Investigational New Drug ("IND") exemption from the U.S. Food and Drug Administration ("FDA") and the Canadian Health Protection Branch ("HPB") for the experimental treatment of solid tumors in humans. Prior to obtaining the IND, the Company completed all pre-clinical studies and Phase I clinical trials relating to the safety of Catrix(R). For several years, the Company conducted a Phase II/III clinical trial on patients with metastatic renal cell disease. This trial was conducted at twolocations, and more than 25 patients were enrolled. Patients tolerated the drug well, and only a few patients experienced mild adverse reactions. Otherwise, the clinical results were encouraging. However, at the end of 1999, the Company, in consultation with the principal investigators, suspended continuation of the study. This suspension was due to the Company's inability to finance a larger patient population for the study. While the Company cannot guarantee that the study will be resumed at any time, the Company retains the option to resume this study in the future. Prior to resuming these trials however, the Company is required to file for permission from the FDA.

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

          At this time, the Company is focusing a significant portion of its resources on the development of a complete marketing program for pure Catrix(R) powder, as well as Catrix(R) Ointment, Cream and Lip balm, in the treatment of a multiplicity of topical wounds and skin conditions. Furthermore, the Company believes that the observed effects of Catrix(R) (including acceleration of wound healing, tumor inhibition and reduction, inhibition of excessive vascularization and modulation of immune system functions) coupled with an absence of toxicity, present additional promising avenues of investigation.

          In March 1999, the Company licensed ICN Iberica, SA
("ICNI")as its semi-exclusive distributor of Catrix(R) Wound Dressing in Spain. ICNI is a wholly owner subsidiary of ICN Pharmaceuticals, Inc. of Costa Mesa, California. ICN changed their company name to Valeant Pharmaceuticals International in December 2003.

          In September 1999, the Spanish Health Ministry ("SHM") approved the marketing of Catrix(R) Wound Dressing in Spain, and the Agreement between the Company and ICNI became fully implemented.

          Spain is a member country of the European Union. Under the rules of the EU one member's approval of a therapeutic drug or device can result in the automatic approval in the other member nations.

          Since September 1999, the Company has fulfilled all of its obligations thereunder, including the timely shipment of the product. ICNI has commenced implementation of a complete marketing program in Spain, and it also applied to the appropriate Spanish authorities for a government sponsored reimbursement plan for patients covered under the national medical care program.

           In November 2003, the SMH approved a reimbursement plan for Catrix(R). Prior to the approval, Catrix(R) Wound Dressing sales were limited to the private or self-insured population.
With this approval, in Spain's socialized medical system, Catrix(R) Wound Dressing is now available to any patient obtaining a prescription on a modest or no-cost basis. The approval has had a significant impact on sales of Catrix(R) Wound Dressing in the Spanish market.

          In June 2002, the Company and ICNI entered into a side letter agreement (appended, to and becoming a part of the parties original agreement of March 1999), whereby ICNI was made the exclusive distributor of the product in Spain, Portugal, Greece, Cyprus and Malta for the balance (about 7 years) of the license period remaining under the March 1999 agreement. ICNI has since enjoyed a successful introduction of Catrix(R) Wound Dressing into these additional markets.

          On June 4, 2002, the company announced that it had also entered into an agreement with ICN Canada ("ICNC") a sister company of ICNI and also a wholly owned subsidiary of ICN Pharmaceuticals Inc (USA). This agreement grants ICNC a 5 year (renewable for 5 additional years)exclusive right to distribute Catrix(R) Wound Dressing in Canada.

          On November 5,2002, ICN received full marketing approval from Canada's Federal Health Protections Branch for Catrix(R) Wound Dressing. ICN C markets the product as part of its Dermatix line of healing products. The first shipment of Catrix(R) Powder was delivered to ICNC in January 2003, with sales commencing in February 2003.

          Due to a change in the regulations governing the importation of medical devices into Canada, Catrix(R) Wound Dressing sales were suspended in March 2004 pending the completion of new quality certification process. It is expected that this process will be completed by the first quarter of 2005.

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

         "The methods of the present invention relate to administering to a mammal afflicted with osteoarthritis an effective amount of poly-N-acetyl-D-glucosamine (Poly-NAG), partially depolimerized Poly-NAG, or mixtures thereof, to treat osteoarthritis and/or alleviate the symptoms of osteoarthritis such as pain, joint tenderness and swelling and impaired joint mobility. The present invention also comprises solid and liquid pharmaceutical dosage forms comprising Poly-NAG, Its pharmaceutically acceptable salts and mixtures thereof. These dosage forms may be administered orally and by-injection to treat osteoarthritis and/or alleviate the symptoms thereof."

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


          Other Topical Treatments. Catrix(R) Powder has been formulated into a line of skin care products targeted to Physicians. Among these formulations are an ointment, cream and lip balm. Each of these products contains various strengths of pure Catrix(R) Powder, in either a 5% or 10% concentration.

          The Ointment product, containing 10% Catrix(R) Powder, is intended for the use by patients following laser surgery, chemical peels or other aesthetic procedures. This market continues to experience rapid growth as baby boomers age.

          The Company's Catrix(R) Ointment, when applied post-surgically, contributes significantly to the wound healing process greatly reducing the healing period. For eighteen months ending in November 2000, Catrix(R) Ointment was the subject of a human clinical trial, ultimately to involve some twenty patients undergoing cosmetic facial surgery by laser peel. The trial having received IRB approval was conducted by Dr. Maritza I. Perez in her private practice in Connecticut and at St. Luke's Roosevelt
Hospital in New York City. Results were exceptional, and the preliminary findings were presented at the annual meeting of the American Society for Dermatologic Surgery in Denver in November,

2000. Moreover, a complete paper on the trial results has been published to Dermatological Surgery, a peer reviewed journal and was the subject of a feature on NBC-TV News.

          The Company has also designed and formulated a 5% Catrix(R) Cream and a 5% Catrix(R) Lip Balm. The Cream, a consumer product, is intended for daily use as a rejuvenating moisturizer while also effective in relieving symptoms associated with psoriasis, dermatitis and other skin anamolies. In addition, Catrix(R) Skin
Care products are valued by physicians for their ability to reduce inflammation without the use of topical steroids. Sales of these products have occurred principally through dispensing skin care professionals, specialty retailers and via the Internet including the Company's web site at www.catrix.com.

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


Phase III Trials

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

          ICN Iberica commissioned a clinical study to determine whether Catrix(R) Wound Dressing could achieve a significant healing effect on pressure ulcers that had failed to respond after months of standard wound healing treatment protocols. The study was performed under the direction of senior nursing professionals associated with Spanish Pressure Ulcer and Chronic Wound Advisory Panel. There were 101 lesions included in the study. These lesionshad resisted healing for an average treatment time of 155 days.

           The results after seven weeks showed that 50% of the lesions had completely healed and 80% demonstrated significant improvement.
The investigators reported that:

          "These results prove that the treatment with Catrix(R) significantly reduces the treatment length, and therefore leads to a reduction of the sanitary cost in these kind of patients."

In Comparing the estimated cost of treating the wounds that healed, including the nursing time and materials, the investigators determined that Catrix(R) reduced the average cost by 40%.

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

Raw Materials and Manufacturing.

          Catrix(R) is manufactured for the Company by contract manufacturers. These manufacturers must be FDA-approved pharmaceutical manufacturing facilities. Likewise, foreign government agencies, in countries where marketing approval is sought, must also approve all such manufacturers. The Company's food supplement cartilage material, BIO-CARTILAGE(R), and its Poly-NAG(R) are manufactured in the United States and an additional manufacturer is being developed in the Western Pacific Area.

          Raw Materials. Catrix(R) is prepared from animal cartilage tissue. The most accessible and easily processed source is bovine tracheas collected from normal healthy beef cattle, subsequent to slaughter. Tracheas are cleaned, flash frozen and delivered to qualified pharmaceutical manufacturing facilities. The cattle from which the tracheas are harvested are certified free of BSE(Bovine Spongiform Encephylitis) and the only cattles herds used as source material are located in the United States, Canada, New Zealand and Australia.

          Regulatory Review. All Catrix(R) and production procedures have been submitted in extensive detail to the FDA, the HPB in Canada, and the Spanish Health Ministry in Spain, and accepted as part of the review of the Company's official submissions with respect to studying Catrix(R) in patients.

Patents and Proprietary Technology.

          The Company was granted and owns, by assignment, several United States patents, some of which have expired. The most recent patents granted were for the use of cartilage-based agents as an anti-tumor agent and method (U.S. Patent #4,827,607), and for Poly-NAG(R) for use as an anti-inflammatory.

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

Human Resources.

          Employees and Consultants.

          At August 1, 2004, the Company had three full time employees, and retains several consultants to assist in the administration of the Company and coordinating its ongoing research and clinical trials.



Item 2. Properties
        ----------

          The Company owns no real property. Its executive offices in New York City, occupying approximately 2,200 square feet, are currently leased under a seven year lease ending January 31, 2011. Management considers that its leased premises are well maintained and sufficient for its present operations.



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

Fiscal Year Ending May 31, 2004                High      Low
                                               ----      ---

Fourth Quarter                                  .35      .18
Third Quarter                                   .40      .25
Second Quarter                                  .40      .12
First Quarter                                   .16      .09

Fiscal Year Ending May 31, 2003                High      Low
                                               ----      ---

Fourth Quarter                                  .18      .09
Third Quarter                                   .23      .13
Second Quarter                                  .27      .06
First Quarter                                   .17      .06


          On July 9, 2004 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $.24. As of May 31, 2004 there were 469 holders of record of the Company's Common stock.

Item 6.  Management's Discussion and Analysis of Operations
-----------------------------------------------------------

Results of Operations
---------------------

Overview
          Since its inception, the Company has primarily devoted its resources to fund research, drug discovery and development.
In addition, the Company licenses its technology for commercialization by other companies and in recent fiscal years, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE(R), as a food supplement, and direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. In the fiscal year ended May 31, 2000, the Company made its initial two commercial shipments of its Catrix(R) Wound Dressing product pursuant to its agreement with ICN IBERICA, S.A., Spain (see below), who's name has been changed to Valeant Pharmaceuticals International during the current fiscal year.

          Sales of the Company's food supplement, BIO-CARTILAGE(R) and cosmetic products have been modest since the Company began sales.
The material direct costs related to this product were incurred in periods prior to those presented. It is not possible to estimate the period in which material net cash inflows from the products are expected to commence.

          The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $17 million from inception to May 31, 2004. The Company has primarily financed its research and development activities through a public offering of Common

Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

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

Fiscal year ended May 31, 2004 compared to May 31, 2003
-------------------------------------------------------

          The Company's revenues in the periods were primarily from sales of Catrix(R) Wound Dressing to its licensee, the direct sales to physicians, skin care clinics and consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material, sales of BIO-CARTILAGE(R) capsules, and license fees. The Company's revenues decreased in the fiscal year ended May 31, 2004 as compared to May 31, 2003, primarily due to decreased sales of Catrix(R) Wound Dressing to its licensees.

     Total costs and expenses during the year ended May 31, 2004 were 1% or $8,502 higher than those of the comparative prior year. The increase was principally due to higher cost of product sales of $49,222 and office salaries of $25,923; which were partially offset by lower officer salaries of $20,395 and professional fees and consulting of $34,831.

     The Company's cash balance decreased by $42,785 in the year ended May 31, 2004 compared to a decrease of $66,749 in the year ended May 31, 2003 principally due to higher net cash used in operations of $141,036 being more than offset by higher cash provided by financing activites of $165,000. The Company received advances from stockholders of $250,000 in the year ended May 31,2004 compared to $120,000 in the year ended May 31,2003.

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

Present Liquidity

          The Company's present liquidity position is critical. As of May 31, 2004 the Company's liabilities exceeded its total assets by $673,355. The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending August 31, 2004, to sustain its operations.

          As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 2004 of ($352,554), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Registered Public Accounting firm on the Financial

Statements as of May 31, 2003 and 2004 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

          The Company's licensee of its Catrix(R) product, in powder form only, for topical wound healing purposes (see below) received its initial two shipments from the Company in the year ended May
31, 2000. In addition, the Company continues to sell a line of cosmetic products; and BIO-CARTILAGE(R) and Poly-NAG(R) to the over-the-counter food supplement market. If the Company's efforts to increase revenues are successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try to obtain financing from additional advances from stockholders.

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

          Since September 1999, the Company has fulfilled all of its obligations under its agreement with ICNI, including the timely shipment of the product. ICNI has commenced implementation of a complete marketing program in Spain, and it also applied to the appropriate Spanish authorities for a government sponsored reimbursement plan for patients covered under the national medical care program. The Spanish Health Ministry in the Spring of 2001 allowed only a very low patient reimbursement rate. As a result, ICNI has prosecuted an appeal of this decision. On December 3, 2003 the Company announced that the Spanish Ministry of Health has approved government reimbursement of its Catrix(R) Wound Dressing. The approval ensures that Patients will receive either substantial or full reimbursement.

          In the fiscal year ended May 31, 2003 the Company granted ICNI the exclusive license for the Wound Dressing product in Portugal, Greece and Cyprus for $100,000,which was paid by offsetting this amount against an advance payment from ICNI to the Company for product that was not shipped. Such amount had been included in the Company's Balance Sheet as Unearned Revenue.

          On June 4, 2002 the company announced that it had entered into a license agreement with ICN CANADA, Montreal, Quebec, Canada (a subsidiary of ICN Pharmaceuticals of Costa Mesa, CA.) Granting ICN Canada a 10 year exclusive license to market Lescarden's proprietary product, Catrix(R) WOUND DRESSING in Canada. On November 5, 2002 that company announced that the Canadian Health Authorities Medical Device Division) approved the license. The marketing and sales of the Catrix(R) Wound Dressing in Canada commenced in the quarter ended February 28,2003. However, there have been no sales by the Company of Catrix(R) Wound Dressing to ICN Canada in the fiscal year ended May 31, 2004 and sales will not resume until the Company receives a Canadian regulatory certification (IS045) on the products. While it is uncertain when and if the Company will obtain the required IS045 certification, the Company expects to obtain the required certification in the later part of the fiscal year ending May 31, 2005.

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

          The Company has no material commitments for capital expenditures at May 31, 2004.

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

          There have been no significant changes in the Comapny's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

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

                             Part III
                             --------


Item 9.   Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the Exchange
          Act.
          --------------------------------------------------------


The executive officers and directors of the Company are as follows:

Name                                         Position
----                                         --------
William E. Luther                            President and
                                             Chief executive
                                             Officer, Director.

George E. Ehrlich, M.D.                      Director.

Charles T. Maxwell                           Director.

Russell O. Wiese                             Director.


          Mr. Luther (age 44) came to Lescarden in 1997, serving as Marketing Director for the Catrix(R) Wound Care and Skin Care lines. He was promoted to Vice President of Marketing in 1998 and then promoted to President and Chief Executive in October 2002. Mr. Luther was elected to the Board in April 2003. Mr. Luther is a graduate of the Boston University School of Management.

          Dr. Ehrlich (age 75) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

          Mr. Maxwell (age 72) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice President of the Company in July 1997 and in April 2000 Mr. Maxwell became Senior Energy Analyst with Weeden & Co., Greenwich, Connecticut. Mr. Maxwell is a graduate of Princeton University and Oxford University.

          Mr. Wiese (age 38)is the Chief Marketing Officer of Davis Advisors, L.P., an Investment Advisor that manages over $35 billion. He has held this position since 1994. Prior to joining Davis Advisors, L.P., Mr. Wiese worked for Merck & Co., Inc.

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

Item 10.  Executive Compensation
          ----------------------


                        Annual Compensation     Long-Term
                        -------------------     Compensation
                                                Awards
                                                ------------

Name and                  Fiscal Year
Principal                 Ended
Position                  May 31,      Salary $       Warrants (#)
--------                  -------      --------       ------------

William E. Luther         2004         $108,000         100,000
                          2003         $ 66,750             -


 Gerard A. Dupuis         2003         $ 87,500             -
 President and CEO        2002         $150,000             -
(Until October 8, 2002)


Aggregated Option and Warrant Exercises in Last Fiscal Year and
FY End Option and Warrant Values.
-----------------------------------------------------------------------------
                Shares                        Number of       Value of
                Acquired                      Unexercised     Unexercised
                on              Value         Options/        In-the-money
                Exercise        Realized      Warrants        Options
                                              at FY End (#)   Warrants
                                                              at FY End ($)
Name            (#)             ($)           Exercisable     Exercisable
-----------------------------------------------------------------------------
W.E. Luther                                   Warrants        Warrants
                                              185,000            0


Item 11. Security Ownership of Certain Beneficial Owners and
         Management
         ---------------------------------------------------

         The following table sets forth, as of May 31, 2004, the ownership of the Company's Common Stock by (I) each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

         Name and                     Number of Shares
Title of Address of                   Beneficially            Percent
Class    Beneficial Owner             Owned                   of Class
(1)
------------------------------------------------------------------------

Common   Charles T. Maxwell (2)       11,706,589               39.18%
Stock    420 Lexington Avenue
         Suite 212
         New York, NY 10170


         George E. Ehrlich (2)           275,000                0.91%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170



         William E. Luther (2)           285,000                0.94%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170


         Russell O. Wiese              2,000,000                6.70%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170


         Gerard A. Dupuis (2)          3,870,312               11.48%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170


         Directors and                30,290,495               47.10%
         Officers as a group
         (2) (4 persons)


          (1) The percentages are calculated on the basis of 29,830,495 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire, owned by such a person if exercisable within 60 days of May 31, 2004 are deemed outstanding, but such shares are not deemed outstanding for the purpose of calculating the percentage of Common Stock owned by any other person. All share ownership is direct unless otherwise indicated.

          (2) Includes 3,870,312, 225,000,50,000 and 185,000
warrants to purchase the Company's Common Stock held by Mr.
Dupuis, Dr. Ehrlich, Mr. Maxwell and Mr. Luther, respectively.


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

10.2     Employment Agreement with John F. Prudden dated
         November 15, 1985, as amended July 14, 1992.*

10.3     Letter agreements with Donald K. Lourie dated
         November 15, 1985, February 11, 1988, and
         September 7, 1990.*

10.4     Lease for 6th floor office space at 790 Madison
         Avenue, New York, NY dated August 19, 1986, as amended on April 18, 1991.*

10.5     Licensee Agreement between Lescarden Inc. and
         Catrix Research Ltd. Partnership dated June 4,
         1982.*

10.6     Research Agreement between Lescarden Inc. and
         Catrix(R) Research Ltd. Partnership dated June 4,
         1983.*

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

22.1     Subsidiaries of the Registrant.*

23.      Notice of annual meeting of shareholders and Proxy
         Statement for Annual Meeting of shareholders held
         October 19, 1992.**

99.1 Award of the Arbitrator in the Matter of the Arbitration between John F. Prudden, M.D. and the
         Registrant dated September 6, 1995.***

99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*        Incorporated by reference to Registrant's Form S-
         1 (Registration no. 33-50743) filed August 12, 1992.

**       Incorporated by reference to Registrant's Form 10-
         KSB for the fiscal year ended May 31, 1993.

*** Incorporated by reference to Registrant's Form 8K dated September 6, 1995.

****     Incorporated by reference to Registrant's Form 10-
         KSB for the fiscal year ended May 31, 1998.


(b)      Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed by the Company during the fourth Quarter at the year ended May 31, 2004.

			SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					LESCARDEN INC.

                              By: S/William E. Luther
                                  -------------------
                              William E. Luther, President
                              August 19, 2004

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: S/William E. Luther             President, Principal Executive
    -------------------
    William E. Luther               Officer, Principal Financial
    August 19, 2004                 Officer, Principal Accounting
                                    Officer and Director


By: S/George E. Ehrlich             Director
    -------------------
    George E. Ehrlich
    August 19, 2004


By: S/Charles T. Maxwell            Director
    -------------------
    Charles T. Maxwell
    August 19, 2004


By: S/Russell O. Wiese 	            Director
    -------------------
    Russell O. Wiese
    August  19, 2004

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

Date: August 19, 2004

                                                               LESCARDEN INC.


                                               INDEX TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm                F-2
Balance Sheet as of May 31, 2004                                       F-3
Statement of Operations for the Years Ended May 31, 2004 and 2003      F-4
Statement of Stockholders' Equity (Deficiency) for the Years Ended
May 31, 2004 and 2003                                                  F-5
Statement of Cash Flows for the Years Ended May 31, 2004 and 2003      F-6
Notes to Financial Statements                                       F-7 - F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Lescarden Inc.


We have audited the accompanying balance sheet of Lescarden Inc. (the "Company") as of May 31, 2004, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2004, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of notes to the financial statements, the Company has suffered recurring losses from operations and has recognized limited revenue, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 22, 2004

                                                                 LESCARDEN INC.

                                                                         BALANCE SHEET


May 31, 2004
---------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                              $        5,966
  Inventory 	                                                              155,220
---------------------------------------------------------------------------------------
      Total current assets                                                      161,186

Deferred Income Tax Asset, net of valuation allowance of $2,186,000                -
---------------------------------------------------------------------------------------
      Total Assets                                                       $      161,186
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses                                  $      238,291
  Advances from related parties                                                 370,000
  Deferred license fees                                                         226,250
---------------------------------------------------------------------------------------
      Total liabilities                                                         834,541
---------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
  Convertible preferred stock - $.02 par value; $1.50 liquidation value
   (aggregating $138,000); authorized 2,000,000 shares, issued and
   outstanding 92,000 shares                                                      1,840
  Common stock - $.001 par value; authorized 200,000,000 shares, issued
   and outstanding 29,830,495 shares                                             29,830
  Additional paid-in capital                                                 16,288,109
  Accumulated deficit                                                       (16,993,134)
---------------------------------------------------------------------------------------
      Stockholders' deficiency                                                 (673,355)
---------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                     $      161,186
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                               STATEMENT OF OPERATIONS
Year ended May 31,                                                  2004           2003
---------------------------------------------------------------------------------------

Revenue:
  Product sales                                            $     288,026  $     312,385
  License fees	                                                32,500         21,250
  Interest income                                                     58            417
---------------------------------------------------------------------------------------
Total revenue                                                    320,584	  334,052
---------------------------------------------------------------------------------------

Costs and expenses:
  Cost of product sales                                          171,366        122,144
  Salaries:
    Officer	                                                     109,440        129,835
    Office	                                                      73,892         47,969
  Interest	                                                      16,170         27,866
  Professional fees and consulting	                              85,666        120,497
  Research and development                                                        5,185
  Rent and office expenses                                       123,328        130,710
  Travel and meetings                                             34,628	   31,204
  Payroll and other taxes                                         15,532	    6,645
  Insurance                                                        3,077	    2,423
  Other administrative expenses                                   40,039	   40,158
---------------------------------------------------------------------------------------
Total costs and expenses                                         673,138	  664,636
---------------------------------------------------------------------------------------
Net loss                                                    $   (352,554) $    (330,584)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Net loss per common share - basic and diluted               $       (.01) $        (.01)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding          29,686,096     23,822,840
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------


The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    Convertible
                                  Preferred Stock                Common Stock         Additional                   Stockholders'
                               Number of    Par Value       Number of    Par Value     Paid-in     Accumulated         Equity
                                 Shares      Amount           Shares     Amount        Capital     Deficit          (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2002	         92,000    1,840           23,791,668	23,792     15,835,111	  (16,309,996)	 (449,253)
Issuance of common stock
 upon conversion of advances	     -        -    	      5,688,827    5,688	  374,312	         -          380,000
 from related parties
Imputed interest on advances
 from related parties              -     	  -    	           -        -     	   27,866	         -           27,866
Net loss                           -     	  -    	           -        -     	     -           (330,584)	 (330,584)
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2002          92,000	 1,840	     29,480,495	29,480     16,237,289	  (16,640,580)	 (371,971)

Issuance of common stock
 upon exercise of warrants         -     	  -    	        350,000	   350	   34,650	         -           35,000
Imputed interest on advances
 from related parties	           -     	  -    	           -        -     	   16,170	         -           16,170
Net loss	                       -     	  -    	           -        -     	     -           (352,554)	 (352,554)
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2004	         92,000	$1,840           29,830,495  $29,830    $16,288,109	 $(16,993,134)	$(673,355)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                      STATEMENT OF CASH FLOWS
Year ended May 31,                                                        2004             2003
-----------------------------------------------------------------------------------------------


Cash flows from operating activities:
  Net loss                                                          $(352,554)       $ (330,584)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Imputed interest on advances from stockholder	                 16,170	           27,866
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable	                 79,867	          (79,867)
      Increase in inventory	(63,044)	(16,324)
      Increase in accounts payable and accrued expenses 	           24,276	           58,410
      Decrease in unearned revenue	                                     -     	   (105,000)
     (Decrease) increase in deferred license fee	                (32,500)	    258,750
-----------------------------------------------------------------------------------------------
	Net cash used in operating activities                          (327,785)	   (186,749)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Advances from stockholder and related parties	                      250,000	          120,000
  Proceeds from issuance of common stock	                             35,000	             -
-----------------------------------------------------------------------------------------------
	Cash provided by financing activities                           285,000	          120,000
-----------------------------------------------------------------------------------------------
Net decrease in cash	                                              (42,785)	    (66,749)

Cash at beginning of year	                                         48,751	          115,500
-----------------------------------------------------------------------------------------------
Cash at end of year                                                  $  5,966         $  48,751
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Supplemental schedule of noncash financing activity:

  Conversion of advances received from related parties
   to common stock                                                  $   - 0 -  	  $ 380,000
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

1.	OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

The Company is engaged in the research, testing and development of medications for the control and cure of various diseases and the licensing of its technologies for commercialization by other companies. In its research and testing to date, the Company has discovered and is primarily investigating Catrix(R), a complex of mucopolysaccharides derived from bovine cartilage.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses from operations during the years ended May 31, 2004 and 2003 and has had limited revenue in those years. At May 31, 2004, the Company had stockholders' deficiency and a working capital deficiency. These factors indicate that the Company may be unable to continue as a going concern. In the past few years, management has implemented plans to license its Catrix(R) product for topical wound healing purposes, sell a line of cosmetic products and enter the food supplement business. During the year ending May 31, 2004, management expects the continuation of these plans. If successful, this may increase cash flow which would allow the Company to meet its obligations and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation granted to employees and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123. Had the Company elected to recognize compensation cost based on the fair value of the warrants granted at the grant date, as prescribed by SFAS No. 123, the Company's net loss and net loss per common share would have been as follows:

Year ended May 31,                                2004             2003
-----------------------------------------------------------------------
Net loss, as reported                        $(352,554)    $   (330,584)
Deduct:  Total stock-based employee
 compensation expense determined
 under fair-value-based method for
 all awards 	                             (35,650)	     (2,200)
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Pro forma net loss                           $(388,204)    $   (328,384)
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Loss per share:  As reported                 $    (.01)    $       (.01)
-----------------------------------------------------------------------
-----------------------------------------------------------------------
                 Pro forma                   $    (.01)    $       (.01)
-----------------------------------------------------------------------
-----------------------------------------------------------------------

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended May 31, 2004 and 2003, respectively: expected volatility of 2.62% and 2.08%; risk-free interest rates of 3.25% and 3.1%; and expected lives of 5 years.


2.	INVENTORY:

Inventory at May 31, 2004 consists of the following:

Finished goods                                                    $88,007
Raw materials	                                                 67,213
-------------------------------------------------------------------------
                                                                 $155,220
-------------------------------------------------------------------------
-------------------------------------------------------------------------

3.	ADVANCES FROM RELATED PARTIES:

During the years ended May 31, 2004 and 2003, related parties loaned the Company $250,000 and $120,000, respectively. Except for $90,000 of the loans, which is payable with interest and due on demand, the loans are noninterest-bearing, due on demand and are convertible into common stock of the Company. The conversion terms are based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on these loans.

The Company converted $380,000 of these advances into 5,688,827 shares of common stock during the year ended May 31, 2003.


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

Transactions relating to warrants are as follows:

                                           	             Weighted-
                                           Number of         average
                                            Warrants       Exercise Price
                                          Exercisable        Per Share
-------------------------------------------------------------------------

Balance at June 1, 2002	                    7,816,174              $.69
Granted	                                   50,000               .34
Expired	                                 (180,000)	        .33
-------------------------------------------------------------------------
Balance at May 31, 2003	                    7,686,174	              .70
Granted  	                                  145,440	              .31
Exercised	                                 (350,000)	        .10
Expired	                               (1,755,000)	        .13
-------------------------------------------------------------------------
Balance at May 31, 2004	                    5,726,614	             $.90
-------------------------------------------------------------------------
-------------------------------------------------------------------------

The fair value of warrants issued to employees amounted to $35,650 during the year ended May 31, 2004.

                                   Warrants Outstanding and Exercisable
------------------------------------------------------------------------

                                               Weighted-
                                                average      Weighted-
                                               Remaining      average
                  Range of        Number       Contractual    Exercise
               Exercise Price  Outstanding    Life (Years)      Price
------------------------------------------------------------------------

               $  .15              100,000       6.83            $  .15
                  .15625- .25	     681,177       1.71         	  .18
                  .30 - .34	   1,095,440	  .88	              .30
                  .35	         1,760,000	  .43	              .35
                  .40 - .75	      89,997	  .96	              .46
                 2.00	         2,000,000	 1.69	             2.00
------------------------------------------------------------------------
               $  .15 - $2.00	   5,726,614		           $  .90
------------------------------------------------------------------------
------------------------------------------------------------------------


5.      MAJOR CUSTOMERS:

During the year ended May 31, 2004, sales to one customer accounted for approximately 50% of net sales. During the year May 31, 2003, sales to two customers accounted for approximately 46% and 15% of net sales.


6.	COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

Substantially all of the Company's purchases of its primary raw material for the Company's principal merchandise inventory for the year ended
May 31, 2004 was from one vendor.

During the year ended May 31, 2004, the Company renewed its noncancelable lease with an unrelated third party to rent office space. The lease, which expires on January 31, 2011, is subject to real estate tax escalations and electrical inclusions. The aggregate minimum rental payments under this lease are as follows:

Year ending May 31,
     2005	                                                   $  61,655
     2006	                                                      62,887
     2007	                                                      64,145
     2008	                                                      65,428
     2009	                                                      68,182
Thereafter	                                                     121,365
------------------------------------------------------------------------
                                                                $443,662
------------------------------------------------------------------------
------------------------------------------------------------------------


Rent expense charged to operations for the years ended May 31, 2004 and 2003 amounted to approximately $96,000 and $101,000, respectively.

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

In November 2002, the Company and ICN entered into an agreement, whereby the Company granted ICN the exclusive license for the Product in Portugal, Greece and Cyprus for $100,000. Payment was made by offsetting this amount against an advance payment from ICN to the Company for Product that was not shipped. This amount is being amortized over the remaining life of the license (7 years). In the accompanying May 31, 2004 balance sheet, $56,250 is included in deferred license fees.

On June 4, 2002, the Company announced that it had entered into a license agreement with another entity related to ICN granting this entity a 10-year exclusive license to market the Product in Canada. All of the license fees were paid in the fiscal year ended May 31, 2003, upon the Company having secured registration and marketing approval for the Product from the Canadian Health Authorities and are being amortized over the life of the license. In the accompanying May 31, 2004 balance sheet, $170,000 is included in deferred license fees.

A revised agreement with a former chairman, which is for a period of 20 years, provides for a minimum annual consultancy fee/pension payment of $25,000 to be paid in any year in which the Company's net worth is in excess of $2,500,000 or pretax profits of $500,000 are achieved. In the event of the death of this former chairman, any amounts due under this agreement will be payable to his estate. Additionally, the agreement provides for the issuance of nonqualified stock options to purchase 100,000 shares of the Company's common stock. Under the agreement, pension costs cannot be reasonably estimated principally because the conditions required to create a pension liability do not exist at May 31, 2004 and are not anticipated in the foreseeable future.

7.	STOCKHOLDERS' EQUITY:

The convertible preferred stock has a preference upon liquidation of $1.50 per share; is convertible, at the option of the holder, into one share of the Company's common stock for each share of preferred stock; and is callable, at the option of the Company at such time as its net worth exceeds $3,000,000, for $1.50 per share. Additionally, holders of preferred stock are entitled to vote for directors of the Company on a one-share/one-vote basis.

8.	INCOME TAXES:

The Company has net operating loss carryforwards of approximately
$6,429,000 available to reduce future taxable income which expire in various years through 2023.

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

The deferred income tax asset is comprised of the following at May 31, 2004:

Net operating loss carryforwards	                         $ 2,186,000
------------------------------------------------------------------------
Gross deferred tax assets	                                 2,186,000
Valuation allowance	                                      (2,186,000)
------------------------------------------------------------------------
	Net deferred income tax asset                          $    - 0 -
------------------------------------------------------------------------
------------------------------------------------------------------------

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended May 31,                                   2004           2003
------------------------------------------------------------------------

Tax benefit at federal statutory rate                (34)%	        (34)%
Increase in valuation allowance	                  34	         34
------------------------------------------------------------------------
                                                    - 0 -%         - 0 -%
------------------------------------------------------------------------
------------------------------------------------------------------------