Form 10QSB
period 2004-08-31
LESCARDEN INC
filed 2004-10-13
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004.
                               ---------------

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                       Outstanding at August 31, 2004
----------------------------            ------------------------------
Common Stock $.001 par value                       29,830,495

                            LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------

                                ASSETS
                                ------
                                                                  August 31, 2004       May 31,2004
                                                                      (UNAUDITED)         (AUDITED)
                                                                  ---------------       -----------

Current Assets:
     Cash                                                         $        35,250       $     5,966
     Inventory                                                            182,048           155,220
                                                                  ---------------       -----------


           Total Current Assets                                           217,298           161,186
                                                                  ---------------       -----------
                                                                  ---------------       -----------

Deferred  Income Tax Asset, net of valuation allowance of
$2,180,000 and $2,186,000 at August 31, 2004 and
May 31, 2004 respectively                                                    -                  -
                                                                  ---------------       -----------


Total Assets                                                      $       217,298       $   161,186

                                                                  ---------------       -----------
                                                                  ---------------       -----------


             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
     Accounts payable and accrued expenses                        $       249,481      $    238,291
     Advances from stockholders                                           400,000           370,000
     Deferred license fees                                                218,125           226,250
                                                                  ---------------       -----------

     Total liabilities                                                    867,606           834,541
                                                                  ---------------       -----------

Commitments and Contingencies

Stockholders' Deficiency:
      Convertible Preferred Stock                                             1,840            1,840
      Common Stock                                                           29,830           29,830
      Additional Paid-In Capital                                         16,295,073       16,288,109
      Accumulated Deficit                                               (16,977,051)     (16,993,134)
                                                                  ------------------     ------------

Stockholders' Deficiency                                                   (650,308)        (673,355)

Total Liabilities and Stockholders' Deficiency                    $         217,298     $    161,186
                                                                  -----------------     ------------
                                                                  -----------------     ------------


See notes to financial statements



                            LESCARDEN INC.
                            --------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------
                                                (UNAUDITED)
                                             For the Three Months
                                             Ended August 31,
                                             2004         2003
                                             ----         ----


Total Revenues                       $    376,992  $    75,518
                                     ------------  -----------

Costs and Expenses:

    Cost of Product Sales                 224,953       24,758
    Salaries - Officer                     27,000       27,000
    Salaries - Office                      21,977       18,695
    Professional Fees and Consulting       28,000       30,855
    Rent and Office Expenses               22,239       35,766
    Travel and Meetings                    13,202        9,523
    Taxes                                   4,195        4,245
    Insurance                                 241          234
    Interest                                6,964        2,148
    Other Administrative Expenses          12,138       15,750
                                     ------------  -----------
        Total Costs and Expense           360,909      168,974

        Net Income (Loss)            $     16,083  $   (93,456)
                                     ------------  -----------
                                     ------------  -----------


        Net  Loss Per Share-Basic
        and Diluted                  $       (.00) $      (.00)
                                     ------------  -----------
                                     ------------  -----------



Weighted Average Number of
  Common Shares Outstanding            29,830,495   29,480,495
                                     ------------  -----------
                                     ------------  -----------


See notes to financial statements

                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                                                                                (UNAUDITED)
                                                                        For the Three Months Ended
                                                                        --------------------------
                                                                                 August 31,

                                                                           2004               2003
                                                                           ----               ----


Cash Flows Used in Operations:
     Net Income (Loss)                                             $     16,083      $    ( 93,456)
     Adjustments to reconcile net income (loss) to
       cash used in operating activities:
       Imputed interest on advances from stockholders                     6,964              2,148
       Changes in operating assets and liabilities:
       Decrease in accounts receivable                                     -                43,051
      (Increase) decrease in inventory                                  (26,828)            10,186
       Increase (decrease)  in accounts payable and
       accrued expenses                                                  11,190            (20,647)
      (Decrease) in deferred licence fee                                 (8,125)            (8,125)
                                                                  -------------       ------------
     Net Cash Flow Used In Operations                                      (716)           (66,843)
                                                                  -------------       ------------
Cash Flows Provided By Financing Activities:
         Advances from stockholders                                      30,000             40,000
                                                                  -------------       ------------
Increase (decrease)  in cash                                             29,284            (26,843)

Cash- Beginning of period                                                 5,966             48,751
                                                                  -------------       ------------
Cash - End of period                                                $    35,250       $     21,908
                                                                  -------------       ------------
                                                                  -------------       ------------





See notes to financial statements

                            LESCARDEN INC.
                            --------------
                                                       (UNAUDITED)
                                                        ---------
                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
                            August 31, 2004
                            ---------------
Note 1 - General:
     The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004.

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

     The deferred license fee of $218,125 stated on the balance sheet relates to licensee fees received from the Company's licensees and is being amortized over the term of the license agreements.

Note 3 - Segment Reporting:
     Due to the materiality of the sales of its cosmetics product and food supplements in addition to the company's CATRIX(R) Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

Note 4 - Advances From Related Parties:
     The outstanding loans, of $400,000 at August 31, 2004, are non-interest bearing and due upon demand. Except for $120,000 of the loans, which are payable with interest, the loans are convertible into common stock of the Company based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on theses loans at market rates.

Note 5 - Inventory:

     Inventory at August 31, 2004 consists of the following:


                     Finished Goods      $      87,085
                     Raw Materials              94,963
                                         -------------
                                         $     182,048
                                         -------------
                                         -------------


Note 6-Subsequent Event:

     On September 16, 2004 the Company announced a licence agreement with Valeant Pharmaceuticals International, granting Valeant a 10 year exclusive license to market Lescarden's proprietary product, CATRIX(R) Wound Dressing through Europe. This Agreement expands the current relationship between the two companies. Valeant Iberica, a division of Valenat Pharmaceuticals International currently distributes Catrix in Spain, Portugal, Greece, Cyprus and Malta. The new license agreement expands the distribution to include the 25 European Union member countries as well as the Balkans countries, Russian and the other member countries of the Commonwealth of Independent States.

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
                           August 31, 2004
                           ---------------

Results of Operations
---------------------

Overview
--------


     Since  its inception, the Company has primarily devoted its resources
to fund research, drug discovery and development.   In addition, the
Company licenses its technology for commercialization by other companies and in recent fiscal years, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE(R), as a food supplement, and direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. In the fiscal year ended May 31,2000, the Company made its initial two commercial shipments of its CATRIX(R) Wound Dressing product pursuant to its agreement with ICN IBERICA, S.A., Spain
(see below), who's name had been changed to Valeant Pharmaceuticals International in the fiscal year ended May 31, 2004.

     Sales of the Company's food supplement, BIO-CARTILAGE(R) and cosmetic products have been modest since the Company began sales. The material direct costs related to this product were incurred in periods prior to those presented. It is not possible to estimate the period in which material net cash inflows from the products are expected to commence.

     The Company has been unprofitable to date and may continue to incur operating losses in the foreseeable future. The Company has sustained net losses of approximately $17 million from inception to August 31, 2004. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.

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

Three months ended August 31, 2004 compared to August 31, 2003
--------------------------------------------------------------
     The Company's revenues in the periods were primarily from sales of CATRIX(R) Wound Dressing to its licensee, the direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material and from the sale of BIO-CARTILAGE(R) capsules and license fees. The Company's revenues increased in the fiscal quarter ended August 31, 2004 as compared to August 31, 2003, primarily due to increased sales of CATRIX(R) Wound Dressing to its licensee.

     Total costs and expenses during the three months ended August 31, 2003 were 114% or $191,935 higher than those of the comparative prior year period. The increase was principally due to higher cost of product sales of $200,195, office salaries of $3,282 and other interest expense of $4,816; which were partially off set by lower rent office expenses of $13,527.

     The Company's cash balance increased by $29,284 in the quarter ended August 31, 2004 compared to decrease of $26,843 in the comparative prior year period. The Company received advances from stockholders of $30,000 in the three months ended August 31, 2004 compared to $40,000 in three months ended August 31, 2003.

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

Present Liquidity
-----------------

     The Company's present liquidity position is critical.  As of August
31, 2004 the Company's liabilities exceeded its total assets by $650,308.
The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending November 30, 2004, to sustain its operations.

     As a result of the history of losses incurred by the Company, the net loss during the year ended May 31, 2004 of ($352,554), and the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of May 31, 2004 and 2003 contain an explanatory paragraph indicating that the Company may be unable to continue in existence.

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

     Since September 1999, the Company has fulfilled all of its obligations under its agreement with ICNI, including the timely shipment of the product. ICNI has commenced implementation of a complete marketing program in Spain, and it also applied to the appropriate Spanish authorities for a government sponsored reimbursement plan for patients covered under the national medical care program. The Spanish Health Ministry in the Spring of 2001 allowed only a very low patient reimbursement rate. As a result, ICNI prosecuted an appeal of this decision. On December 3, 2003 the Company announced that the Spanish Ministry of Health has approved government reimbursement of its Catrix(R) Wound Dressing. The approval ensures that Patients will receive either substantial or full reimbursement.

     In the fiscal year ended May 31, 2003 the Company granted ICNI the exclusive license for the CATRIX(R) Wound Dressing product in Portugal, Greece and Cyprus for $100,000, which was paid by offsetting this amount against an advance payment from ICNI to the Company for product that was not shipped. Such amount had been included in the Company's Balance Sheet as Unearned Revenue.

     On June 4, 2002 the company announced that it had entered into a license agreement with ICN CANADA, Montreal, Quebec, Canada (a subsidiary of ICN Pharmaceuticals of Costa Mesa, CA.) Granting ICN Canada a 10 year exclusive license to market Lescarden's proprietary product, CATRIX(R) Wound Dressing in Canada. On November 5, 2002 that company announced that the Canadian Health Authorities (Medical Device Division) approved the license. The marketing and sales of the CATRIX(R) Wound Dressing in Canada commenced in the quarter ended February 28, 2003. However, there have been no sales by the Company of CATRIX(R) Wound Dressing to ICN Canada in the fiscal year ended May 31, 2004 and sales will not resume until the Company recieves a Canadian regulatory certification (IS045) on the products. While it is uncertain when and if the Company will obtain the required IS045 certification, the Company expects to obtain the required certification in the later part of the fiscal year ending May 31, 2005.

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

     The Company has no material commitments for capital expenditures at August 31, 2004.

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

                                      LESCARDEN INC.
                                      --------------

                     Part II - Other Information
                     ---------------------------

Item 5. Other Information
-------------------------

  On September 16, 2004 the Company announced that it had entered into a license agreement with Valeant Pharmaceuticals International, granting
Valeant a 10 year exclusive license to market Lescarden's proprietary product, CATRIX(R) Wound Dressing through Europe. This agreement expands the current relationship between the two companies. Valeant Iberica, a division of Valeant Pharmaceuticals International currently distributes Catrix(R) in Spain, Portugal, Greece, Cyprus and Malta. The new license agreement expands the distribution to include the 25 European Union member countries as well as the Balkans countries, Russia and the other member countries of the Commonwealth of Independent States.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 2004.



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


                          LESCARDEN INC.
                          --------------
                          (Registrant)




Date: October 8, 2004     s/William E. Luther
                          ------------------
                          William E. Luther
                          President and
                          Chief Executive Officer