Form 10QSB
period 2004-11-30
LESCARDEN INC
filed 2005-01-13
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004.
                               -----------------

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

                                ASSETS
                                ------
                                             		            November 30, 2004     May 31, 2004
                                                                     (UNAUDITED)         (AUDITED)
                                                                  -----------------     ------------

Current Assets:
     Cash                                                         $          40,480    $       5,966
     Accounts Receivable                                                    550,000              -
     Inventory                                                              160,040          155,220
                                                                  -----------------     ------------


           Total Current Assets                                             750,520          161,186
                                                                  -----------------     ------------
                                                                  -----------------     ------------

Deferred Income Tax Asset, net of valuation allowance of
$2,141,000 and $2,186,000 at November 30, 2004 and
May 31, 2004 respectively                                                  -                    -
                                                                  -----------------     ------------


Total Assets                                          		$         750,520     $    161,186

                                                                  -----------------     ------------
                                                                  -----------------     ------------


             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:

     Accounts payable and accrued expenses                        $         349,482     $    238,291
     Advances from stockholders                                             350,000          370,000
     Deferred license fees                                                  581,875          226,250
                                                                  -----------------     ------------

                                                                  -----------------     ------------

Commitments and Contingencies

Stockholders' Deficiency:
      Convertible Preferred Stock                                             1,840            1,840
      Common Stock                                                           29,830           29,830
      Additional Paid-In Capital                                         16,297,198       16,288,109
      Accumulated Deficit                                               (16,859,705)     (16,993,134)
                                                                  -----------------     ------------

Stockholders' Deficiency                                                   (530,837)        (673,355)
                                                                  -----------------     ------------

Total Liabilities and Stockholders' Deficiency                    $         750,520     $    161,186
                                                                  -----------------     ------------
                                                                  -----------------     ------------


See notes to financial statements



                            LESCARDEN INC.
                            --------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------



                                                 (UNAUDITED)                  (UNAUDITED)
                                            For The Three Months         For the Six Months
                                            Ended November 30,           Ended November 30,
                                            --------------------         ------------------


                                             2004         2003            2004          2003
                                             ----         ----            ----          ----



Total Revenues                       $    573,304   $   35,694     $   950,296   $   111,212
                                     ------------  -----------     -----------   -----------

Costs and Expenses:
      Cost of  Sales                      264,060       20,010         489,113        44,768
      Salaries - Officer                   29,833       28,440          56,833        55,440
      Salaries - Office                    15,133       16,912          37,110        35,607
      Professional Fees and Consulting     66,913        7,450          94,913        38,305
      Rent and Office Expenses             16,794       22,030          39,033        57,796
      Travel and Meetings                  27,273        4,559          40,475        14,082
      Taxes                                 3,006        3,247           7,201         7,492
      Insurance                            10,802          920          11,043         1,154
      Interest                              6,125        3,241          13,089         5,389
      Other Administrative Expenses        15,919        8,094          28,057        23,844
                                     ------------  -----------     -----------   -----------
        Total Costs and Expense           455,958      114,903         816,867       283,877

        Net Income (Loss)            $    117,346  $   (79,209)    $   133,429   $  (172,665)
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------


        Net (Loss) Per Share
            Basic and diluted        $        .00  $      (.00)    $        .00  $      (.01)
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------



Weighted Average Number of
  Common Shares Outstanding            29,830,495   29,713,828      29,830,495    29,597,162
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------


See notes to financial statements

                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                                                                                (UNAUDITED)
                                                                         For the Six Months Ended
                                                                                 November 30,
                                                                         --------------------------
                                                                           2004              2003
                                                                           ----              ----


Cash Flows Used in Operations:
     Net Income (Loss)                                            $     133,429      $    (172,665)
     Adjustments to reconcile net income ( loss) to
       cash provided by (used in) operating activities:
       Imputed interest on advances from stockholders                     9,089              5,389
       Changes in operating assets and liabilities:
       Increase (Decrease)in accounts receivable                       (550,000)            32,051
       Increase (Decrease) in inventory                                  (4,820)            20,196
       Increase (Decrease) in accounts payable and
       accrued expenses                                                 111,191            (39,762)
       Increase (Decrease) in deferred licence fee                      355,625            (16,250)
                                                                  -------------       ------------
     Net Cash Flow Provided by (Used In) Operations                      54,414           (171,041)
                                                                  -------------       ------------
Cash Flows Provided By Financing Activities:
         Advances from stockholders                                      30,000             80,000
         Repayment of advances from stockholders                        (50,000)              -
         Exercise of Warrents                                              -                35,000
         Increase in bank overdraft                                        -                 7,290
                                                                  -------------       ------------
       Cash Flows provided by (used in) Financing Activites             (20,000)           122,290
                                                                  -------------       ------------

  Increase (Decrease) in cash                                            34,514            (48,751)

Cash- Beginning of period                                                 5,966             48,751
                                                                  -------------       ------------

Cash - End of period                                              $      40,480       $       -
                                                                  -------------       ------------
                                                                  -------------       ------------





See notes to financial statements

                            LESCARDEN INC.
                            --------------
                                                       (UNAUDITED)
                                                        ---------
                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------

                           November 30, 2004
                           -----------------

Note 1 - General:
     The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004.

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

     The deferred license fee of $581,875 stated on the balance sheet relates to a licensee fee received from the Company's licensees in Canada and Europe which are being amortized over the term of the license agreements.

Note 3 - Segment Reporting:
     Due to the materiality of the sales of its cosmetics product and food supplements in addition to the company's CATRIX(R) Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

Note 4 - Advances From Related Parties:
     The outstanding loans, of $350,000 at November 30, 2004, are non-interest bearing and due upon demand. Except for $70,000 of the loans, which are payable with interest, the loans are convertible into common stock of the Company based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on theses loans at market rates.

Note 5 - Inventory:

     Inventory at November 30, 2004 consists of the following:


                     Finished Goods      $      85,304
                     Raw Materials              74,736
                                         -------------
                                         $     160,040
                                         -------------
                                         -------------

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
                           November 30, 2004
                           -----------------

Results of Operations
---------------------

Overview
--------


     Since its inception, the Company has primarily devoted its resources
to fund research, drug discovery and development.   In addition, the Company
licenses its technology for commercialization by other companies and in recent fiscal years, the Company began sales of its proprietary bovine cartilage material, BIO-CARTILAGE(R), as a food supplement, and direct sales to consumers of a line of cosmetic products, which include the Company's proprietary bovine cartilage material. In the fiscal year ended May 31, 2000, the Company made its initial two commercial shipments of its CATRIX(R) Wound Dressing product pursuant to its agreement with ICN IBERICA, S.A., Spain
(see below),who's name had been changed to ValeantPharmaceuticals International in the fiscal year ended May 31, 2004.

     Sales of the Company's food supplement, BIO-CARTILAGE(R) and cosmetic products have been modest since the Company began sales. The material direct costs related to this product were incurred in periods prior to those presented. It is not possible to estimate the period in which material net cash inflows from the products are expected to commence.

     The Company has sustained net losses of approximately $17 million from inception to November 30, 2004. The Company has primarily financed its research and development activities through a public offering of Common Stock, private placements of debt and equity securities, and in recent years, revenues from licensing fees and product sales.


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

Three months ended November 30, 2004 compared to November 30, 2003
------------------------------------------------------------------
     The Company's revenues increased in the three months ended November 30, 2004 compared to November 30, 2003 primarily due increased sales of CATRIX(R) Wound Care Dressing to its licensees.

     Total costs and expenses during the three months ended November 30, 2004 were 297% or $341,055 higher than those of the comparative prior year period. The increase was principally due to higher, cost of sales of $244,150, professional fees of $59,463 and $22,714 of travel meetings and expenses.


Six months ended November 30, 2004 compared to November 30, 2003
------------------------------------------------------------------
     The Company's revenues increased in the six months ended November 30, 2004 compared to November 30, 2003 primarily due to increased sales of CATRIX(R) Wound Care Dressing to its licensees.

     Total costs and expenses during the six months ended November 30, 2004 were 188% or $532,990 higher than those of the comparative prior year period. The increase was principally due to higher cost of sales of $444,345, professional fees of $56,608, travel and meetings expenses of $26,393, $7,700 of interest expenses and $9,889 of insurance expenses; which were partially offset by lower rent and office expenses of $18,763.

     The Company's cash balance increased by $34,514 in the six months ended November 30, 2004 compared to $48,751 decrease in the comparative prior year period. The Company received net license fees of $375,000 in the six months ended November 30, 2004 compared to none in six months ended November 30, 2003.

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

Present Liquidity
-----------------

     The Company's present liquidity position is critical. As of November 30, 2004 the Company's liabilities exceeded its total assets by $530,837. The Company will require additional product sales or funding during or, shortly after the end of, the current fiscal quarter ending February 28, 2005, to sustain its operations.

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

     The Company's licensee of its CATRIX(R) product, in powder form only, for topical wound healing purposes (see below) received its initial two shipments from the Company in the year ended May 31, 2000 and an additional shipment in the quarter ended November 30, 2002. In addition, the Company continues to sell a line of cosmetic products; and BIO-CARTILAGE to the over-the-counter food supplement market. If the Company's efforts to increase revenues are successful, the Company may increase cash flow in order to allow the Company to meet its obligations and sustain its operations. The Company also plans to try to obtain financing from additional advances from stockholders and sales of unregistered shares of common stock.

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

     On September 13, 1999, the Company announced that its CATRIX(R) Wound Dressing product was granted full marketing approval by the Spanish Health Ministry of Madrid. Under the prevailing regulations of the European Union ("EU"), of which Spain is a member, adrug/device approval in one member country renders the product marketable in all member states. Therefore, CATRIX(R) Wound Dressing may now be sold throughout the 15 countries of the EU.

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

     On June 4, 2002 the Company announced that it had entered into a license agreement with ICN CANADA, Montreal, Quebec, Canada (a subsidiary of ICN Pharmaceuticals of Costa Mesa, CA.) Granting ICN Canada a 10 year exclusive license to market Lescarden's proprietary product, CATRIX(R) Wound Dressing in Canada. On November 5, 2002 the company announced that the Canadian Health Authorities (Medical Device Division ) approved the license. The marketing of the CATRIX(R) Wound Dressing in Canada commenced in the quarter ended February 28, 2003. However, there have been no sales by the Company of CATRIX(R) Wound Dressing to ICN Canada in the fiscal year ended May 31, 2004 and sales will not resume until the Company recieves a Canadian regulatory certification (IS045) on the products. While it is uncertain when and if the Company will obtain the required IS045 certification, the Company expects to obtain the required ISO045 certification in the later part of the fiscal year ending May 31, 2005.

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

     The Company has no material commitments for capital expenditures at November 30, 2004.

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


                          LESCARDEN INC.
                          --------------
                          (Registrant)




Date: January 5, 2005    s/William E. Luther
                         William E. Luther
                         President and
                         Chief Executive Officer

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

Date: January 5, 2005