Form 10QSB
period 2005-02-28
LESCARDEN INC
filed 2005-04-11
CIK 58822

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class                       	    Outstanding at February 28, 2005
----------------------------            --------------------------------
Common Stock $.001 par value                        29,830,495

                            LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------

                                ASSETS
                                ------
                                             		            February 29, 2004     May 31, 2003
                                                                      (UNAUDITED)         (AUDITED)
                                                                  -----------------     ------------

Current Assets:
     Cash                                                         $         308,275     $      5,966
     Accounts Receivable                                                    292,650             -
     Inventory                                                              144,557          155,220
                                                                  -----------------     ------------


           Total Current Assets                                             745,482          161,186
                                                                  -----------------     ------------
                                                                  -----------------     ------------

Deferred Income Tax Asset, net of valuation allowance of
$2,143,000 and $2,186,000 at February 28, 2005 and
May 31, 2004 respectively                                                      -                -
                                                                  -----------------     ------------


Total Assets                                          		$         745,482     $    161,186

                                                                  -----------------     ------------
                                                                  -----------------     ------------


             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Currents Liabilities:
    Accounts payable and accrued expenses                         $         298,994     $    238,291
    Advances from stockholders                                              350,000          370,000
    Deferred license fees                                                   629,125          226,250
                                                                  -----------------     ------------

     Total liabilities                                                    1,278,119          834,541
                                                                  -----------------     ------------

Commitments and Contingencies

Stockholders' Deficiency:
      Convertible Preferred Stock                                             1,840            1,840
      Common Stock                                                           29,830           29,830
      Additional Paid-In Capital                                         16,303,323       16,288,109
      Accumulated Deficit                                               (16,867,630)     (16,993,134)
                                                                  -----------------     ------------

Stockholders' Deficiency                                                   (532,637)        (673,355)
                                                                  -----------------     ------------

     Total Liabilities and Stockholders' Deficiency               $         745,482     $    161,186
                                                                  -----------------     ------------
                                                                  -----------------     ------------


See notes to financial statements



                            LESCARDEN INC.
                            --------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------



                                                (UNAUDITED)                  (UNAUDITED)
                                            For The Three Months         For the Nine Months
                                            Ended                        Ended
                                      February 28, February 29,    February 28,  February 29,
                                             2005         2004            2005          2004
                                             ----         ----            ----          ----

Total Revenues                       $    357,184  $   174,882     $ 1,307,480   $   286,094
                                     ------------  -----------     -----------   -----------

Costs and Expenses:
   Cost of  Sales                         195,037       83,910         684,150       128,678
   Salaries - Officer                      31,250       27,000          88,083        82,440
   Salaries - Office                       23,663       19,058          60,773        54,665
   Professional Fees and Consulting        49,543       15,105         144,456        53,410
   Rent and Office Expenses                24,392       30,625          63,425        88,421
   Research and Development                 5,200         -              5,200          -
   Travel and Meetings                     13,643        8,334          54,118        22,416
   Taxes Other                              4,791        3,936          11,992        11,428
   Insurance                                5,877          774          16,920         1,928
   Interest                                 6,125        5,051          19,214        10,440
   Other Administrative Expenses            5,588        6,264          33,645        30,108
                                     ------------  -----------     -----------   -----------
     Total Costs and Expense              365,109      200,057       1,181,976       483,934
                                     ------------  -----------     -----------   -----------

     Net Income (Loss)               $    ( 7,925) $   (25,175)     $  125,504    $ (197,840)
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------


     Net Income (Loss) Per Share     $       (.00) $      (.00)     $      .00    $     (.00)
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------



Weighted Average Number of
 Common Shares
 Outstanding -Basic                    29,830,495   29,830,495      29,830,495    29,674,939
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------

            -Diluted                   29,830,495   29,830,495      30,062,434    29,674,939
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------

See notes to financial statements

See notes to financial statements

                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                                                                                (UNAUDITED)
                                                                         For the Nine Months Ended
                                                                        --------------------------

                                                                    February 28,       February 29,

                                                                           2005               2004
                                                                           ----               ----


Cash Flows Provided by (Used in) Operations:
     Net Income (Loss)                                              $   125,504        $  (197,840)
     Adjustments to reconcile net income (loss) to
       cash provided by (used in) operating activities:
       Imputed interest on advances from stockholders                    15,214             10,440
       Changes in operating assets and liabilities:
       Increase in accounts receivable                                 (292,650)           (90,017)
       Decrease in inventory                                             10,663             11,312
       Increase (Decrease)  in accounts payable and
       accrued expenses                                                  60,703             (4,992)
       Increase (Decrease)  in deferred licence fees                    402,875            (24,375)
                                                                  -------------       ------------
Net Cash Flow provided by (Used In) Operations                          322,309           (295,472)
                                                                  -------------       ------------

Cash Flows Provided By Financing Activities:
       Advances from stockholders                                        30,000            210,000
       Repayment of advances from stockholders                          (50,000)              -
       Exercise of Warrants                                                -                35,000
       Increase in bank overdraft                                          -                 1,721
                                                                  -------------       ------------
Cash Flows Provided by (Used in) Financing Activities                   (20,000)           246,721
                                                                  -------------       ------------

  Increase (Decrease) in cash                                           302,209            (48,751)

Cash- Beginning of period                                                 5,966             48,751
                                                                  -------------       ------------

Cash - End of period                                              $     308,275       $       -
                                                                  -------------       ------------
                                                                  -------------       ------------





See notes to financial statements

                            LESCARDEN INC.
                            --------------
                                                       (UNAUDITED)
                                                        ---------
                    NOTES TO FINANCIAL STATEMENTS
                    -----------------------------
                           February 28, 2005
                           -----------------
Note 1 - General:
     The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and,therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004.

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

     The deferred license fees of $629,125 stated on the balance sheet relates to a licensee fee received from the Company's licensees in Canada, Europe and Korea which are being amortized over the term of the license agreements.

Note 3 - Segment Reporting:
     Due to the materiality of the sales of its cosmetics product and food supplements in addition to the company's CATRIX(R)Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

Note 4 - Advances From Related Parties:
     The outstanding loans, of $350,000 at February 28, 2005, are due upon demand. Except for $70,000 of the loans, which are payable with interest, the loans are convertible into common stock of the Company based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on theses loans at market rates.

Note  5 - Inventory:

     Inventory at February 28, 2005 consists of the following:


                      Finished Goods     $      84,919
                      Raw Materials             59,638
                                         -------------
                                         $     144,557
                                         -------------
                                         -------------

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
				   February 28, 2005
                           -----------------

Results of Operations
---------------------

Overview
--------


Since its inception, the Company has primarily devoted its resources to fund research, discovery and development for its proprietary biologic materials with a focus on wound healing, skin care, osteoarthritis and cancer applications. In recent years the Company has shifted emphasis to developing, marketing and licensing opportunities for these technologies.

The Company's revenues are led by, CATRIX(R)Wound Dressing, a topical powder derived from bovine cartilage. The Wound Dressing is indicated for the management of an array of chronic wounds and burns. In addition, the Company derives revenue from a line of Catrix-based skin care products targeting the Plastic Surgery, Dermatology and Spa markets. Sales of two nutritional supplements, BIO-CARTILAGE(R)and a glucosamine polymer, POLY-NAG(R) also contribute modestly to the Company's overall sales.

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

Deferred License Fees

Deferred license fees relate to licensee fees received by the company which are amortized over the term of the licensee agreements.

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


Three months ended February 28, 2005 compared to February 29, 2004
------------------------------------------------------------------
     The Company's revenues increased in the three months ended February 28, 2005 compared to February 29, 2004 by $182,302 primarily due to increased territorial license fees and increased sales of CATRIX(R)Wound Dressing to its licensees.

     Total costs and expenses during the three months ended February 28, 2005 were 83% or $165,052 higher than those of the comparative prior year period. The increase was principally due to higher cost of sales of $111,127 and professional fees of $34,438.


Nine months ended February 28, 2005 compared to February 29, 2004
------------------------------------------------------------------
     The Company's revenues increased in the nine months ended February 28, 2005 compared to February 29, 2004 by $1,021,386 primarily due to increased territorial license fees and increased sales of CATRIX(R)Wound Dressing to its licenses.

     Total costs and expenses during the nine months ended February 28, 2005 were 144% or $698,042 higher than those of the comparative prior year period. The increase was principally due higher cost of sales of $555,472, professional fees of $91,046, and travel and meetings of $31,702, which was partially offset by lower rent and office expenses of $24,996.

     The Company's cash balance increased by $302,209 in the nine months ended February 28, 2005 compared to a $48,751 decrease in the comparative prior year period. The Company received net license fees of $435,000 in the nine months ended February 28, 2005 compared to none in nine months ended February 29, 2004.

Liquidity and Capital Resources.
-------------------------------

Overview
--------

     The Company, earned net income from operations of $125,504 for the nine months ended February 28, 2005. Prior to achieving profitability, working capital has been provided primarily from the sale of equity securities and from borrowing (from its officers, directors, and shareholders and from outside investors).

Present Liquidity
-----------------


     As of February 28, 2005 the Company's current assets exceeded its accounts payables and advances from stockholders which are payable in cash by $376,488.

     On September 16, 2004 the Company announced that it had entered into a license agreement with Valeant Pharmaceuticals International, granting Valeant a 10 year exclusive license to market Lescarden's proprietary product, CATRIX(R)Wound Dressing through Europe.This agreement expands the current relationship between the two companies. Valeant Iberica,(formerly ICN Iberica) a division of Valeant Pharmaceuticals International, currently distributes Catrix in Spain, Portugal, Greece, Cyprus and Malta. The new license agreement expands the distribution to include the 25 European Union member countries as well as the Balkans countries, Russia and the other member countries of the Commonwealth of Independent States. Sales of CATRIX(R) commenced in the EU countries in November and December 2004.
     On December 22, 2004 the Company announced that it had entered into a license agreement with Daewoong Pharmaceutical Co. Ltd. Of Seoul, Korea granting Daewoong a 10 year exclusive license to market Lescarden's proprietary product CATRIX(R)Wound Dressing in South Korea. Daewoong is the fourth-largest pharmaceutical manufacturer and distributor in Korea. Implementation of this Agreement is contingent upon securing marketing approval for the product by the Korean FDA. Its expected that this marketing approval by the will be cleared in the fourth quarter of 2005 and active marketing will commence shortly thereafter.

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

     The Company has no material commitments for capital expenditures at February 28, 2005.

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


                          LESCARDEN INC.
                          --------------
                          (Registrant)





Date: April 5, 2005      s/William E. Luther
                         ------------------
                         William E. Luther
                         President and
                         Chief Executive Officer

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 5, 2005