Form 10KSB
period 2005-05-31
LESCARDEN INC
filed 2005-08-24
CIK 58822

U.S. Securities and Exchange Commission
                 Washington, D.C. 20549

	              Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 2005
                          ------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No fee required]

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

Issuers revenues for its most recent fiscal year were $ 2,431,744.

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on July 15, 2005 was approximately $6,409,562.

The number of shares of registrant's Common Stock outstanding as of July 15, 2005 was 30,907,418.

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

      DOCUMENTS INCORPORATED BY REFERENCES: None
                                            ----
Transitional Small Business Disclosure Format (Check one): Yes
: No X
     -

                                 PART I
                                 ------


ITEM 1. BUSINESS
        --------

          The Company, a New York Corporation, has been in business since 1960. The Company's business and product developments concentrate on its proprietary materials, Catrix(R) and Poly-NAG(R), both in terms of their therapeutic, cosmetic and food supplement values.

          The Company's revenues and liquidity increased in recent years, particularly in the year ended May 31, 2005, due to increased tarritorial license fees and increased sales of Catrix(R) Wound Dressing to its licensees.

          Since FDA approval, in August 1996, of the 510(k) application for the use of Catrix(R), in the management of a variety of skin ulcerations, wounds and burns, the Company has been focused on the development of a distribution network for its proprietary products through licensing and distribution agreements in addition to its own direct marketing efforts.
This strategy includes a complete marketing program for both pure Catrix(R) powder, as well as Catrix(R) Skin Care, used by cosmetic dermatologists, plastic surgeons and skin care specialists for a multiplicity of topical wounds and skin conditions. Furthermore, the Company believes that the observed effects of Catrix(R) (including acceleration of wound healing, tumor inhibition and reduction, inhibition of excessive vascularization and modulation of immune system functions) coupled with an absence of toxicity, present additional promising avenues of investigation.

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

          In June 2002, the Company and ICNI entered into a side letter agreement (appended, to and becoming a part of the parties original agreement of March 1999), whereby ICNI was made the exclusive distributor of CATRIX(R) Wound Dressing in Spain, Portugal, Greece, Cyprus and Malta for the balance (about 7 years) of the license period remaining under the March 1999 agreement. ICNI hassince enjoyed a successful introduction of CATRIX(R) Wound Dressing into these additional markets.

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

          In September 2004, following the success of CATRIX(R) in Spain, the Company entered into an expanded license agreement granting Valeant Pharmaceuticals a 10 year exclusive license to market CATRIX(R) Wound Dressing throughout Europe.

          The new license agreement expands the distribution to include the 25 European Union member countries as well as Russia, the Balkans, Turkey and the other member countries of the Commonwealth of Independent States. Valeant has commenced the launch of the product throughout the EU and will introduce the product in the non-EU countries pending marketing approval by the local health authorities.

          In December 2004, the Company entered into a ten year license agreement with Daewoong Pharmaceutical Company, Ltd. of Seoul, South Korea. This agreement grants Daewoong an exclusive license to distribute CATRIX(R) Wound Dressing in South Korea. The launch of the product in Korea will commence upon securing marketing approval by the Korean Food and Drug Administration.

          On June 4, 2002, the company announced that it had also entered into an agreement with ICN Canada ("ICNC") a sister company of ICNI and also a wholly owned subsidiary of ICN Pharmaceuticals Inc (USA). This agreement grants ICNC a 5 year (renewable for 5 additional years)exclusive right to distribute CATRIX(R) Wound Dressing in Canada.

          On November 5, 2002, ICN received full marketing approval from Canada's Federal Health Protections Branch ("HPB") for CATRIX(R) Wound Dressing. ICN C markets the product as part of its Dermatix line of healing products. The first shipment of CATRIX(R) Powder was delivered to ICNC in January 2003, with sales commencing in February 2003.

          Due to a change in the Canadian regulations governing the importation of medical devices into Canada, CATRIX(R) Wound
Dressing sales were suspended in March 2004 pending the completion of new quality certification process.


          CATRIX(R) powder has been formulated into a line of skin care products being marketed to physicians. Among these formulations are an ointment, cream and lip balm. Each of these products contains various strengths of pure Catrix(R) powder, in either a 5% or 10% concentration.

          The Catrix(R) Ointment product, containing 10% Catrix(R) Powder, is intended for the use by patients following laser surgery, chemical peels or other aesthetic procedures. This market continues to experience rapid growth as baby boomers age.

          Catrix(R) Ointment, when applied post-surgically, contributes significantly to the wound healing process greatly reducing the healing time. For eighteen months ending in November 2000, Catrix(R) Ointment was the subject of a human clinical trial, ultimately to involve some twenty patients undergoing cosmetic facial surgery by laser peel. The trial having received IRB approval was conducted by Dr. Maritza I. Perez in her private practice in Connecticut and at St. Luke's Roosevelt Hospital in New York City. Results were promising, and the preliminary findings were presented at the annual meeting of the American Society for Dermatologic Surgery in Denver in November, 2000. Moreover, a complete paper on the trial results has been published in Dermatological Surgery, a peer reviewed journal and was the subject of a feature on NBC-TV News.

          The Company has also developed and formulated a 5% Catrix(R) Cream and a 5% Catrix(R) Lip Balm. The Cream, is intended for daily use as a rejuvenating moisturizer while also effective in relieving symptoms associated with psoriasis, dermatitis and other skin anamolies. In addition, Catrix(R) Skin Care products are valued by physicians for their ability to reduce inflammation without the use of topical steroids. Domestically, sales of these products have occurred principally through dispensing skin care professionals, specialty retailers and via the internet. Internationally, Catrix(R) Skin Care is sold throughout Korea by dispensing physicains.

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

          "The methods of the present invention relate to administering to a mammal afflicted with osteoarthritis an effective amount of poly-N-acetyl-D-glucosamine (Poly-NAG(R)), partially depolimerized Poly-NAG(R), or mixtures thereof, to treat osteoarthritis and/or alleviate the symptoms of osteoarthritis such as pain, joint tenderness and swelling and impaired joint mobility. The present invention also comprises solid and liquid pharmaceutical dosage forms comprising Poly-NAG(R), its pharmaceutically acceptable salts and mixtures thereof. These dosage forms may be administered orally and by-injection to treat osteoarthritis and/or alleviate the symptoms thereof."

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

Human Clinical Trials Conducted with Catrix(R)

          Since approval of the Company's IND, it has completed Phase I clinical trial and conducted a Phase II clinical trial. The Company's clinical trials involved the administration of Catrix(R) capsules to solid tumor cancer patients. This trial was suspended in December 1999 for the reasons given below. (See, "Business-Government Regulation").

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

          The Company's Phase I studies were conducted in the early 1980's at Pennsylvania State University's Milton S. Hershey Medical Center in Hershey, Pennsylvania, and at the University of Medicine and Dentistry of New Jersey in Newark, New Jersey. The FDA required that both Phase I studies use Catrix(R)-S, the injectable dosage form of Catrix(R) only.


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

In order to develop interest in Catrix(R) powder, the Company supplied Catrix(R) powder to two hospitals for the treatment of patients suffering from decubitus or venus ulcers. Clinical results have been encouraging.


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

          In addition, observational studies have been conducted to expand the clinical knowledge base of and marketing platform for the healing potential for Catrix(R). These studies focused on post radiation dermatitis (burns caused by radiation treatments) and diabetic ulcers. Both studies indicated that Catrix(R) proved to be safe and efficacious in healing these types of wounds.

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

          The steps required before a pharmaceutical agent may be marketed in the United States include (a) pre-clinical laboratory and animal tests, (b) the submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence, (c) well controlled human clinical trials to establish the safety and efficacy of the drug, (d) the submission of a detailed NDA to the FDA, and (e) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product,each domestic drug manufacturing establishment must comply with Good Manufacturing Practices ("GMP") and are subject to biennial inspections by the FDA. Foreign manufacturing establishments also must comply with GMP'S and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

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


          Raw Materials. Catrix(R) is prepared from animal cartilage tissue. The most accessible and easily processed source is bovine tracheas collected from normal healthy beef cattle, subsequent to slaughter. Tracheas are cleaned, flash frozen and delivered to qualified pharmaceutical manufacturing facilities. The cattle from which the tracheas are harvested are certified free of BSE (Bovine Spongiform Encephylitis) and the only cattle herds used as source material are located in New Zealand.

          Regulatory Review. All Catrix(R) and production procedures have been submitted in extensive detail to the FDA, the HPB in Canada, and the Spanish Health Ministry in Spain, and accepted as part of the review of the Company's official submissions with respect to studying Catrix(R) in patients.



Patents and Proprietary Technology.

          The Company was granted and owns, by assignment, several United States patents, some of which have expired. The most recent patents granted were for the use of cartilage-based agents as an anti-tumor agent and method (U.S. Patent #4,827,607), and for Poly-NAG for use as an anti-inflammatory. In April 2005, a similar patent was granted in Europe.

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

Human Resources.

          Employees and Consultants.

          At August 1, 2005, the Company had three full time employees, and retains several consultants to assist in the administration of the Company and coordinating its ongoing research and clinical trials.



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

Fiscal Year Ending May 31, 2005                High      Low
                                               ----      ---

Fourth Quarter                                  .40      .30
Third Quarter                                   .43      .34
Second Quarter                                  .33      .20
First Quarter                                   .24      .19

Fiscal Year Ending May 31, 2004                High      Low
                                               ----      ---

Fourth Quarter                                  .35      .18
Third Quarter                                   .40      .25
Second Quarter                                  .40      .12
First Quarter                                   .16      .09


          On July 8, 2005 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $.40. As of May 31, 2005 there were 452 holders of record of the Company's Common stock.

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

          The Company's revenues are led by, Catrix(R) Wound Dressing, a topical powder derived from bovine cartilage. The Wound Dressing is indicated for the management of an array of chronic wounds and burns. In addition, the Company derives revenue from a line of Catrix(R)- based skin care products targeting the Plastic Surgery, Dermatology and Spa markets. Sales of two nutritional supplements, BIO-CARTILAGE(R) and a glucosamine polymer, Poly-NAG(R) also contribute modestly to the Company's overall sales.

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

Revenue recognition

Revenue from product sales is recognized upon shipment of the product when title to the property transfers to the buyers as does the risk of loss and collectibility of the sales price is reasonably assured.

Deferred license fees relate to license fees received from the company's licensees which are amortized over the term of the license agreements.

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


Fiscal year ended May 31, 2005 compared to May 31, 2004
-------------------------------------------------------

          The Company's revenues increased in the year ended May 31, 2005 compared to May 31, 2004 by $2,111,160 primarily due to increased territorial license fees and increased sales of CATRIX(R) Wound Dressing to its licensees.

          Total costs and expenses during the year ended May 31, 2005 were 202% or $1,364,559 higher than those of the comparative prior year. The increase was principally due to higher, cost of product sales of $879,514 professional fees and consulting of $117,240, commissions of $265,000, travel and meetings of $68,176 and insurance expense of $20,277; which were partially offset by lower rent and office expenses of $24,594.

     The Company's cash balance increased by $1,024,053 in the year ended May 31, 2005 compared to a $42,785 decrease in the year ended May 31, 2004. The Company received net license fees of $810,000 in the year ended May 31, 2005 compared to none in the year ended May 31, 2004; and the Company had net income of $394,047 in the year ended May 31, 2005 compared to a net loss of $352,554 in the year ended May 31, 2004.

Liquidity and Capital Resources.

Overview

     The Company earned net income from operations of $394,047 in the year ended May 31, 2005. Prior to achieving profitability, working capital has been provided since the Company's inception primarily from the sale of equity securities, from borrowings (from its officers, directors, and shareholders and from outside investors), and in recent years, from revenues from licensing fees and product sales.

Present Liquidity

     As of May 31, 2005, the Company's current assets exceeded its accounts payable and accrued expenses by $963,531.

     On September 16, 2004 the Company announced that it had entered into a license agreement with Valeant Pharmaceuticals International, granting Valeant a 10 year exclusive license to market Lescarden's proprietary product, CATRIX(R) Wound Dressing through Europe. This agreement expands the current relationship between the two companies. Valeant Iberica, (formerly ICN Iberica) a division of Valeant Pharmaceutical, currently distributes Catrix(R)in Spain, Portugal, Greece, Cyprus and Malta. The new license agreement expands the distribution to include the 25
European Union member countries as well as the Balkans countries, Russia and the other member countries of the Commonwealth of Independent States. Sales of CATRIX(R) commenced in the EU countries in November and December 2004.

     On December 22, 2004 the Company announced that it had entered into a license agreement with Daewoong Pharmaceutical Co. Ltd. Of Seoul, Korea granting Daewoong a 10 year exclusive license to market Lescarden's proprietary product CATRIX(R) Wound Dressing in South Korea. Daewoong is the fourth-largest pharmaceutical manufacturer and distributor in Korea. Implementation of this Agreement is contingent upon securing marketing approval for the product by the Korean FDA.

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


     The Company has no material commitments for capital expenditures at May 31, 2005.


Item 7.   Financial Statements and Supplementary Data
          -------------------------------------------

          See page F-1 for Lescarden Inc. Index to Financial
Statements.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
          ------------------------------------------------

          None.

Item 8A.  Disclosure Controls and Procedures
          ----------------------------------

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
          ------------------------------------------------------


The executive officers and directors of the Company are as follows:

Name                                         Position
----                                         --------
William E. Luther                            President and
                                             Chief executive
                                             Officer, Director.

George E. Ehrlich, M.D.                      Director.

Charles T. Maxwell                           Director.

Russell O. Wiese                             Director.

Xavier Gras Balaguer                         Director.


          Mr. Luther (age 45) came to Lescarden in 1997, serving as Marketing Director for the CATRIX(R) Wound Care and Skin Care lines. He was promoted to Vice President of Marketing in 1998 and then promoted to President and Chief Executive in October 2002. Mr. Luther was elected to the Board in April 2003. Mr. Luther is a graduate of the Boston University School of Management.

          Dr. Ehrlich (age 76) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

          Mr. Maxwell (age 73) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice President of the Company in July 1997 and in April 2000 Mr. Maxwell became Senior Energy Analyst with Weeden & Co., Greenwich, Connecticut. Mr. Maxwell is a graduate of Princeton University and Oxford University.

          Mr. Wiese (age 39)is the Chief Marketing Officer of
Davis Advisors, L.P., an Investment Advisor that manages over $35 billion. He has held this position since 1994. Prior to joining
Davis Advisors, L.P., Mr. Wiese worked for Merck & Co., Inc. where he held positions in sales, sales management, and product management. Mr. Wiese is a graduate of the University of California, Berkley and the Stern School of Business, New York University.

          Mr. Balaguer (age 52) has for more than the past five years owned a company devoted to giving advice on strategy and project development to pharmaceutical companies. Since 1998 he has been a representative of the Company in Europe. Mr. Balaguer received his license in Medicine from the Autonomous University of Barcelona, Spain and his MD at the School of Medicine from the University of Barcelona.

Item 10.  Executive Compensation
          ----------------------


                        Annual Compensation     Long-Term
                        -------------------     Compensation
                                                Awards
                                                ------------

Name and                  Fiscal Year
Principal                 Ended
Position                  May 31,      Salary $       Warrants (#)
--------                  -------      --------       ------------

William E. Luther         2005         $119,333         100,000
                          2004         $109,440         100,000
                          2003         $ 66,750            -


Gerard A. Dupuis          2003         $ 87,500            -
President and CEO
(Until October 8, 2002)


Aggregated Option and Warrant Exercises in Last Fiscal Year and
FY End Option and Warrant Values.
-----------------------------------------------------------------------------
                Shares                        Number of       Value of
                Acquired                      Unexercised     Unexercised
                on              Value         Options/        In-the-money
                Exercise        Realized      Warrants        Options
                                              at FY End (#)   Warrants
                                                              at FY End ($)
Name            (#)             ($)           Exercisable     Exercisable
-----------------------------------------------------------------------------
W.E. Luther                                   Warrants        Warrants
                                              210,000         $11,300

Item 11. Security Ownership of Certain Beneficial Owners and
         Management
         ---------------------------------------------------

         The following table sets forth, as of May 31, 2005, the ownership of the Company's Common Stock by (i) each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.



         Name and                     Number of Shares
Title of Address of                   Beneficially            Percent
Class    Beneficial Owner             Owned                   of Class
(1)
------------------------------------------------------------------------

Common   Charles T. Maxwell (2)       12,733,512               41.20%
Stock    420 Lexington Avenue
         Suite 212
         New York, NY 10170


         George E. Ehrlich (2)           225,000                0.75%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170



         William E. Luther (2)           310,000                1.00%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170


         Russell O. Wiese              2,000,000                6.47%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170


         Gerard A. Dupuis (2)          2,870,312                8.50%
         420 Lexington Avenue
         Suite 212
         New York, NY 10170


         Directors and                15,268,512               48.79%
         Officers as a group
         (2) (4 persons)

         (1) The percentages are calculated on the basis of 30,907,418 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire, owned by such a person if exercisable within 60 days of May 31, 2005 are deemed outstanding, but such shares are not deemed outstanding for the purpose of calculating the percentage of Common Stock owned by any other person. All share ownership is direct unless otherwise indicated.

         (2) Includes 2,870,312, 175,000 and 210,000 warrants
to purchase the Company's Common Stock held by Mr. Dupuis, Dr.
Ehrlich and  Mr. Luther, respectively.


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

*** Incorporated by reference to Registrant's Form 8K dated September 6, 1995.

****     Incorporated by reference to Registrant's Form 10-
         KSB for the fiscal year ended May 31, 1998.


(b)      Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed by the Company during the fourth Quarter at the year ended May 31, 2005.

			SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					LESCARDEN INC.

                              By: S/William E. Luther
                                  -------------------
                              William E. Luther, President
                              August August 19, 2005

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: S/William E. Luther             President, Principal Executive
    -------------------
    William E. Luther               Officer, Principal Financial
    August 19, 2005                 Officer, Principal Accounting
                                    Officer and Director


By: S/George E. Ehrlich             Director
    -------------------
    George E. Ehrlich
    August 19, 2005


By: S/Charles T. Maxwell            Director
    --------------------
    Charles T. Maxwell
    August 19, 2005


By: S/Russell O. Wiese 	            Director
    ------------------
    Russell O. Wiese
    August 19, 2005


By: S/Xavier Gras Balaguer          Director
    ----------------------
    Xavier Gras Balaguer
    August 19, 2005

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

4. I am responsible for establishing and maintaining disclosure and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made know to us, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period( the "Evaluation Date"); and

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

Date: August 19, 2005

                                                               LESCARDEN INC.


                                               INDEX TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm                F-2
Balance Sheet as of May 31, 2005	                                   F-3
Statement of Operations for the Years Ended May 31, 2005 and 2004	     F-4
Statement of Stockholders' Equity (Deficiency) for the Years Ended
 May 31, 2005 and 2004	                                               F-5
Statement of Cash Flows for the Years Ended May 31, 2005 and 2004	     F-6
Notes to Financial Statements	                                      F-7 - F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Lescarden Inc.


We have audited the accompanying balance sheet of Lescarden Inc. (the "Company") as of May 31, 2005, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2005, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with United States generally accepted accounting principles.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 12, 2005

                                                                 LESCARDEN INC.

                                                                         BALANCE SHEET


May 31, 2005
---------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                              $    1,030,019
  Accounts receivable 	                                                         10,570
  Inventory	                                                                    102,441
  Prepaid expense	                                                                2,959
---------------------------------------------------------------------------------------
      Total current assets                                                    1,145,989

Deferred Income Tax Asset, net of valuation allowance of $1,666,000	           -
---------------------------------------------------------------------------------------
      Total Assets                                                       $    1,145,989
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses                                  $      182,458
  Deferred license fees 	                                                  947,625
---------------------------------------------------------------------------------------
      Total liabilities                                                       1,130,083
---------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
  Convertible preferred stock - $.02 par value; $1.50 liquidation value
   (aggregating $138,000); authorized 2,000,000 shares, issued and
   outstanding 92,000 shares	                                                    1,840
  Common stock - $.001 par value; authorized 200,000,000 shares, issued
   and outstanding 30,907,418 shares	                                       30,907
  Additional paid-in capital	                                               16,582,246
  Accumulated deficit	                                                    (16,599,087)
---------------------------------------------------------------------------------------
      Stockholders' equity	                                                   15,906
---------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                         $    1,145,989
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                               STATEMENT OF OPERATIONS
Year ended May 31,                                                  2005           2004
---------------------------------------------------------------------------------------

Revenue:
  Product sales                                            $   2,077,258  $     288,026
  License fees	                                               353,625	   32,500
  Interest income	                                                   861	       58
Total revenue	                                             2,431,744	  320,584
---------------------------------------------------------------------------------------

Costs and expenses:
  Cost of product sales                                        1,050,880        171,366
  Salaries:
    Officer	                                                     119,333        109,440
    Office	                                                      82,898         73,892
  Interest	                                                      24,437         16,170
  Professional fees and consulting	                             202,906         85,666
  Commissions	                                               265,000           -
  Research and development 	                                    11,735           -
  Rent and office expenses 	                                    98,734        123,328
  Travel and meetings	                                         102,804         34,628
  Payroll and other taxes	                                    16,422         15,532
  Insurance 	                                                23,354          3,077
  Other administrative expenses	                              39,194         40,039
---------------------------------------------------------------------------------------
Total costs and expenses                                       2,037,697        673,138
---------------------------------------------------------------------------------------
Net income (loss)	                                          $    394,047   $   (352,554)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Net income (loss) per common share - basic and diluted      $        .01   $       (.01)
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding:
  Basic		                                            30,099,726     29,686,096
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
  Diluted                                                     30,600,512     29,686,096
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------


The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    Convertible
                                  Preferred Stock                Common Stock         Additional                   Stockholders'
                               Number of    Par Value       Number of    Par Value     Paid-in     Accumulated         Equity
                                 Shares      Amount           Shares     Amount        Capital     Deficit          (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2003	         92,000	$1,840      29,480,495       $29,480      $16,237,289	    $(16,640,580)   $(371,971)
Issuance of common stock
 upon exercise of warrants	     -        -            350,000	         350           34,650	            -          35,000
Imputed interest on advances
 from related parties	           -        -               -             -              16,170             -          16,170
Net loss                           -        -               -             -     	       -            (352,554)	   (352,554)
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2004   	   92,000    1,840 	29,830,495        29,830       16,288,109	     (16,993,134)	   (673,355)

Issuance of common stock
 upon conversion of advances
 from related parties              -        -          1,076,923         1,077          278,923             -         280,000

Imputed interest on advances
 from related parties	           -        -               -             -              15,214             -          15,214

Net income                         -        -               -             -                -             394,047      394,047
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2005	         92,000	$1,840      30,907,418       $30,907       $16,582,246    $(16,599,087)   $  15,906
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                      STATEMENT OF CASH FLOWS
Year ended May 31,                                                        2005             2004
-----------------------------------------------------------------------------------------------


Cash flows from operating activities:
  Net income (loss)                                                 $  394,047       $ (352,554)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Imputed interest on advances from stockholder                       15,214           16,170
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                      (10,570)          79,867
       Increase in prepaid expense                                      (2,959)            -
       Increase (decrease)  in inventory                                52,779          (63,044)
       (Decrease) increase in accounts payable and accrued expenses    (55,833)          24,276
       Increase (decrease) in deferred license fee                     721,375          (32,500)
-----------------------------------------------------------------------------------------------
	Net cash provided by (used in) operating activities            1,114,053         (327,785)
-----------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Advances from stockholder and related parties                         30,000          250,000
  Repayment of advances from stockholders                             (120,000)            -
  Proceeds from issuance of common stock                                  -              35,000
-----------------------------------------------------------------------------------------------
	Net cash provided by (used in) financing activities              (90,000)         285,000
-----------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                      1,024,053          (42,785)

Cash at beginning of year                                                5,966           48,751
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $ 1,030,019       $    5,966
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Supplemental schedule of noncash financing activity:

  Conversion of advances received from related parties
   to common stock                                                 $   280,000              -
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:

  Cash paid during the year for interest                           $      9,223             -
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

1.	OPERATIONS and Significant Accounting Policies:

 Lescarden Inc. (the "Company") is engaged in the research, testing and development of medications for the control and cure of various diseases and the licensing of its technologies for commercialization by other companies. In its research and testing to date, the Company has discovered and is primarily investigating Catrix(R), a complex of mucopolysaccharides derived from bovine cartilage. The Company is currently selling products using CATRIX(R) materials and is licensing its technologies in Canada, Europe and Korea.

Revenue from product sales is recognized upon shipment of the product when title to the property transfers to the buyer, the risk of loss does and collectibility of the sales price is reasonably assured.

The deferred license fees of $947,625 stated on the balance sheet relate to license fees received from the Company's licensees in Canada, Europe and Korea which are being amortized over the term of the license agreements.

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

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Basic earnings (loss) per share is net income (loss) per common share divided by the weighted-average number of common shares outstanding during the year. Diluted earnings per share for the year ended May 31, 2005 is computed by dividing net inocome by the weighted-average number of common stock and common stock equivalents (408,786 common stock warrants and 92,000 shares of preferred stock ). Diluted loss per common share for the year ended May 31, 2004 has not been presented because the impact of the conversion or exercise, as applicable, of the warrants, stock options and preferred stock would be antidilutive.

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

The Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation granted to employees and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123. Had the Company elected to recognize compensation cost based on the fair value of the warrants granted at the grant date, as prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been as follows:

Year ended May 31,                                2005             2004
-----------------------------------------------------------------------
Netincome (loss), as reported	                 $394,047     $ (352,554)
Deduct:  Total stock-based employee
 compensation expense determined under
 fair-value-based method for all awards          (8,905)       (35,650)
-----------------------------------------------------------------------
Pro forma net income (loss)                    $385,142      $ (388,204)
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Income (loss) per share, as reported           $    .01      $     (.01)
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Pro forma		                             $    .01      $     (.01)
-----------------------------------------------------------------------
-----------------------------------------------------------------------

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended May 31, 2005 and 2004, respectively: expected volatility of 262%% and 262%; risk-free interest rates of 3.83% and 3.25%; and expected lives of 5 years.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Sahre-Based Payment,
("SFAS 123(R)")which revised SFAS No. 123, Accounting for
Stock-Based Compensation. This statement supercedes APB
Opinion No. 25, Accounting for Stock Issued to Employees.
The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement is effective for the Company beginning March 1, 2006. It is expected to have an impact on the Company's consolidated financial statements similar to the pro forma disclosure under SFAS No. 123.

2.	INVENTORY:

Inventory May 31, 2005 consists of the following:

Finished goods                                                   $ 21,203
Raw materials                                                      81,238
-------------------------------------------------------------------------
                                                                 $102,441
-------------------------------------------------------------------------
-------------------------------------------------------------------------


3.	ADVANCES FROM RELATED PARTIES:

At May 31, 2004, related party loans to the Company aggreated $370,000. Except for $90,000 of the loans, which is payable with interest and due on demand, the loans are noninterest-bearing, due on demand and are convertible into common stock of the Company. The conversion terms are based on the fair market value of the Company's stock at the time of the loan. The Company has charged interest expense and credited paid-in capital for interest imputed on these loans.

The Company converted $280,000 of these advances into 1,076,923 shares of common stock during the year ended May 31, 2005.


  4.	STOCK OPTIONS AND WARRANTS:

In the year ended May 31, 1993, the Company approved the "1992 Employee Incentive Stock Plan" (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 2005, no options were granted under the 1992 Plan.

The following is a summary of transactions relating to warrants which are granted at the discretion of the board of directors:


                                           	             Weighted-
                                           Number of         average
                                            Warrants       Exercise Price
                                          Exercisable        Per Share
-------------------------------------------------------------------------

Balance at June 1, 2003                    7,686,174	          $  .70
Granted                                      145,440	             .31
Exercised                                   (350,000)	             .10
Expired                                   (1,755,000)	             .13
-------------------------------------------------------------------------
Balance at May 31, 2004                    5,726,614	            1.14
Granted                                      226,149	             .32
Expired                                   (1,812,219)	             .35
-------------------------------------------------------------------------
Balance at May 31, 2005                    4,140,544	           $1.11
-------------------------------------------------------------------------
-------------------------------------------------------------------------

The following table summarizes the information about warrants outstanding at May 31, 2005:




                                   Warrants Outstanding and Exercisable
------------------------------------------------------------------------

                                               Weighted-
                                                average      Weighted-
                                               Remaining      average
                  Range of        Number       Contractual    Exercise
               Exercise Price  Outstanding    Life (Years)      Price
------------------------------------------------------------------------

               $  .15               100,000        5.83           $  .15
                  .15625 - .29      707,326         .71	         .18
                  .30 - .34       1,295,440        2.58	         .31
                  .40 - .75	       37,778         .66              .46
                 2.00	          2,000,000        1.59             2.00
------------------------------------------------------------------------
               $  .15 - $2.00	    4,140,544                       $ 1.11
------------------------------------------------------------------------
------------------------------------------------------------------------


5.	MAJOR CUSTOMERS AND SUPPLIER:

During the year ended May 31, 2005, sales to two customers accounted for approximately 92% of net product sales. During the year May 31, 2004, sales to one customer accounted for approximately 50% of net product sales.

Substantially all of the Company's purchases of its primary raw material for the Company's principal merchandise inventory for the year ended
May 31, 2005 was from one vendor.


6.	COMMITMENTS AND CONTINGENCIES:

During the year ended May 31, 2005, the Company renewed its noncancelable lease with an unrelated third party to rent office space. The lease, which expires on January 31, 2011, is subject to real estate tax escalations and electrical inclusions. The aggregate minimum rental payments under this lease are as follows:

Year ending May 31,

             2006                                               $ 62,887
             2007                                                 64,145
             2008                                                 65,428
             2009                                                 68,182
             2010                                                 72,435
Thereafter                                                        48,930
------------------------------------------------------------------------

                                                                $382,007
------------------------------------------------------------------------
------------------------------------------------------------------------
Rent expense charged to operations for the years ended May 31, 2005 and 2004 amounted to approximately $71,000 and $96,000, respectively.

In March 1999, the Company entered into a 10-year license agreement in which it designated a company located in Spain (a subsidiary of ICN Pharmaceuticals USA ("ICN")) as a licensee (the "Licensee") of Catrix(R) Wound Dressing (the "Product"). Upon the signing of the license agreement, the Company received 50% of an up-front fee it is charging for distributorship rights. The balance was paid during the fiscal year ended May 31, 2001, upon the Company having secured registration and marketing approval for the Product from the Spanish Health Ministry as required under the agreement. In November 2002, the Company and ICN entered into an agreement, whereby the Company granted ICN the exclusive license for the Product in Portugal, Greece and Cyprus for $100,000. Payment was made by offsetting this amount against an advance payment from ICN to the Company for Product that was not shipped. This amount is being amortized over the remaining life of the license (seven years). In the accompanying May 31, 2005 balance sheet, $46,875 is included in deferred license fees.

On June 4, 2002, the Company announced that it had entered into a license agreement with another entity related to ICN granting this entity a 10-year exclusive license to market the Product in Canada. All of the license fees were paid in the fiscal year ended May 31, 2003, upon the Company having secured registration and marketing approval for the Product from the Canadian Health Authorities and are being amortized over the life of the license. In the accompanying May 31, 2005 balance sheet, $150,000 is included in deferred license fees.

On September 16, 2004, the Company announced that it had entered into a license agreement with Valeant Pharmaceuticals International (formerly
ICN Iberica) granting Valeant a 10-year exclusive license to market Lescarden's proprietary product, Catrix(R) Wound Dressing throughout Europe. This agreement expands the current relationship between the two companies. Valeant Iberica (formerly ICN Iberica), a division of Valeant Pharmaceuticals International, currently distributes Catrix(R) in Spain, Portugal, Greece, Cyprus and Malta. The new license agreement expands the distribution to include the 25 European Union member countries as well as the Balkan countries, Russia and the other member countries of the Commonwealth of Independent States. Sales of Catrix(R) commenced in the EU countries in November and December 2004. In the accompanying
May 31, 2005 balance sheet, $693,750 of license fees received from this agreement is included in deferred license fees.

On December 22, 2004, the Company announced that it had entered into a license agreement with Daewoong Pharmaceutical Co. Ltd. of Seoul, Korea granting Daewoong a 10-year exclusive license to market
Lescarden's proprietary product Catrix(R) Wound Dressing in South Korea. Daewoong is the fourth largest pharmaceutical manufacturer and distributor in Korea. Implementation of this agreement is contingent upon securing marketing approval for the product by the Korean FDA. In the accompanying May 31, 2005 balance sheet, $57,000 of license fees received from this agreement is included in deferred license fees.

A revised agreement with a former chairman, which is for a period of 20 years, provides for a minimum annual consultancy fee/pension payment of $25,000 to be paid in any year in which the Company's net worth is in excess of $2,500,000 or pretax profits of $500,000 are achieved.

In the event of the death of this former chairman, any amounts due under this agreement will be payable to his estate.
Additionally the agreement provides for the issuance of nonqualified stock options to purchase 100,000 shares of the Company's common stock.Under the agreement, pension costs cannot be reasonably estimated principally because the conditions required to create a pension liability do not exist at May 31, 2005 and are not anticipated in the foreseeable future.


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

The Company has net operating loss carryforwards of approximately
$4,700,000 available to reduce future taxable income which expire in various years through 2024.

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

The deferred income tax asset is comprised of the following at May 31, 2005:

Net operating loss carryforwards                             $ 1,666,000
------------------------------------------------------------------------
Gross deferred tax assetS                                      1,666,000
Valuation allowance                                           (1,666,000)
------------------------------------------------------------------------

	Net deferred income tax asset	                         $    - 0 -
------------------------------------------------------------------------
------------------------------------------------------------------------

A reconciliation of the effective income tax rate to the statutory rate is as follows:
------------------------------------------------------------------------

Year ended May 31,                                    2005          2004

Tax benefit at federal statutory rate                 (34)%         (34)%
Increase in valuation allowance	                   34            34
------------------------------------------------------------------------
                                                     - 0 -%        - 0 -%
------------------------------------------------------------------------
------------------------------------------------------------------------
-
F-12