Form 10QSB
period 2005-08-31
LESCARDEN INC
filed 2005-10-12
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended August 31,2005.
                               -----------------

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class                       	    Outstanding at October 7, 2005
----------------------------            --------------------------------
Common Stock $.001 par value                        30,907,418

                            LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------

                                ASSETS
                                ------
                                             		            May 31, 2004       August 31, 2005
                                                                      (UNAUDITED)         (AUDITED)
                                                                  -----------------     ------------

Current Assets:
     Cash and cash equivalents                                    $         581,408     $  1,030,019
     Accounts Receivable                                                    420,858           10,570
     Inventory                                                              103,585          102,441
     Prepaid Expense                                                           -               2,959
                                                                  -----------------     ------------


           Total Current Assets                                           1,105,851        1,145,989
                                                                  -----------------     ------------
                                                                  -----------------     ------------

Deferred Income Tax Asset, net of valuation allowance of
$1,669,000 and $1,666,000 at August 31, 2005 and
May 31, 2005 respectively                                                      -                -
                                                                  -----------------     ------------


Total Assets                                          		$         1,105,851        1,145,989

                                                                  -----------------     ------------
                                                                  -----------------     ------------


             LIABILITIES AND STOCKHOLDERS' Equity

Currents Liabilities:
    Accounts payable and accrued expenses                         $         178,351     $    182,458

Deferred license fees                                                       919,250          947,625
                                                                  -----------------     ------------

     Total liabilities                                                    1,097,601        1,130,083
                                                                  -----------------     ------------

Commitments and Contingencies

Stockholders' Equity:
      Convertible Preferred Stock                                             1,840            1,840
      Common Stock                                                           30,907           30,907
      Additional Paid-In Capital                                         16,582,246       16,582,246
      Accumulated Deficit                                               (16,606,743)     (16,599,087)
                                                                  -----------------     ------------

Stockholders' Equity                                                          8,250           15,906
                                                                  -----------------     ------------

     Total Liabilities and Stockholders' Equity               $        $  1,105,851     $  1,145,989
                                                                  -----------------     ------------
                                                                  -----------------     ------------


See notes to financial statements



                            LESCARDEN INC.
                            --------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------



                                                (UNAUDITED)
                                            For The Three Months
                                            Ended August 31, 2005
                                             2005         2004
                                             ----         ----

Total Revenues                          $ 482,129   $  376,992
                                     ------------  -----------

Costs and Expenses:
   Cost of  Sales                         256,606      224,953
   Salaries - Officer                      31,250       27,000
   Salaries - Office                       33,478       21,977
   Professional Fees and Consulting        58,612       28,000
   Rent and Office Expenses                36,486       22,239
   Research and Development                20,397          -
   Travel and Meetings                     26,127       13,202
   Taxes Other                              4,740        4,195
   Insurance                               10,173          241
   Interest                                   -          6,964
   Other Administrative Expenses           11,916       12,138
                                     ------------  -----------
     Total Costs and Expense              489,785      360,909
                                     ------------  -----------

     Net Income (Loss)                  $  (7,656)   $  16,083
                                     ------------  -----------
                                     ------------  -----------


     Net Income (Loss) Per Share -   $       (.00) $      (.00)
     Basic and Diluted               ------------  -----------
                                     ------------  -----------



Weighted Average Number of
 Common Shares Outstanding-
 Basic and Diluted                     30,907,418   29,830,495
                                     ------------  -----------
                                     ------------  -----------


See notes to financial statements

See notes to financial statements

                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                                                                                (UNAUDITED)
                                                                         For the Three Months Ended
                                                                               August 31, 2005
                                                                        --------------------------


                                                                           2005               2004
                                                                           ----               ----


Cash Flows Provided by Used in Operations:
     Net Income (Loss)                                                $  (7,656)       $    16,083
     Adjustments to reconcile net income (loss) to
       cash used in operating activities:
       Imputed interest on advances from stockholders                        -               6,964
       Changes in operating assets and liabilities:
       (Increase) in accounts receivable                            $  (410,288)               -
       (Increase) in inventory                                           (1,144)           (26,828)
       Decrease in prepaid expense
       (Decrease) Increase in accounts payable and                        2,959                -
       accrued expenses                                                  (4,107)            11,190
       (Decrease)  in deferred licence fees                             (28,375)            (8,125)
                                                                  -------------       ------------
Net Cash Flow provided by (Used In) Operations                         (448,611)              (716)
                                                                  -------------       ------------

Cash Flows Provided By Financing Activities:
       Advances from stockholders                                          -	            30,000

                                                                  -------------       ------------


  Increase (decrease) in cash                                          (448,611)            29,284

Cash- Beginning of period                                             1,030,019              5,996
                                                                  -------------       ------------

Cash - End of period                                              $     581,408       $     35,250
                                                                  -------------       ------------
                                                                  -------------       ------------





See notes to financial statements

                            LESCARDEN INC.
                            --------------
                    (UNAUDITED) NOTES TO FINANCIAL STATEMENTS
                    ------------------------------------------
                            August 31, 2004
                            ---------------
Note 1 - General:
     The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005.

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

     The deferred license fee of $919,250 stated on the balance sheet relates to licensee fees received from the Company's licensees and is being amortized over the term of the license agreements.

Note 3 - Segment Reporting:
     Due to the materiality of the sales of its cosmetics product and food supplements in addition to the company's CATRIX(R) Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

Note 4 - Inventory:
     Inventory at August 31, 2004 consists of the following:

  Finished Goods          $           22,347
  Raw Materials                       81,238
                                     -------
                          $          103,585
                                     -------
                                     -------

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
                           August 31, 2005
                           ---------------

Results of Operations
---------------------

Overview
--------


     Since its inception, the Company has primarily devoted its resources to fund research, drug discovery and development for it's proprietary biologic materials with a focus on wound healing, skin care, osteoarthritis and cancer applications. In recent years the Company has shifted emphasis to developing,marketing and licensing opportunities for these technologies.

     The Company's revenues are led by, CATRIX(R) Wound Dressing, a topical powder derived from bovine cartilage. The Wound Dressing is indicated for the management of an array of chronic wounds and burns. In addition, the Company derives revenue from a line of Catrix-based skin care products targeting the Plastic Surgery, Dermatology and Spa markets. Sales of two nutritional supplements, BIO-CARTILAGE(R) and a glucosamine polymer, Poly-NAG(R) also contribute modestly to the Companys overall sales.


Critical accounting policies

    Our discussion and analysis of our financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.
On an on-going forward basis, we evaluate our estimates, including those related to inventories and deferred income taxes. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.


Revenue recognition

     Revenue from product sales is recognized upon shipment of the product when title to the property transfers to the buyer as does the risk of loss and collectibility of the sales price is reasonably assured.

Deferred license fees relate to license fees received from the companys licenses which are amortized over the term of the license agreements.


Inventory Valuation

     Inventories are valued at lower of cost,using first in first out method, or market. We routinely evaluate the composition of our inventory and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if reserves are required. Our evaluation is primarily based upon forecasted short-term demand for the product.

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


Three months ended August 31, 2004 compared to August 31, 2003
--------------------------------------------------------------

     The Companys revenues increased in fiscal quarter ended August 31, 2005 as compared to August 31, 2004 by $105,137, primarily due to increased sales of Catrix(R) Wound Dressing.

     Total costs and expenses during the three months ended August 31, 2005 36% or $128,876 higher due to increased sales and developing future business opportunities. The increase was due to a 14% increase in cost of sales,or of $31,653, and increasesin professional fees and consulting of $30,612, research and development of $20,397, rent and office expenses of $14,247, travel and meetings of $12,925 and insurance expense of $9,932. These increases were partially offset by a decrease in interest expense of $6,964.

     The Company's cash balance decreased by $448,611 and accounts receivable increased by $410,288 in the quarter ended August 31, 2005 compared to an increase in cash of $29,284 in the comparative prior year period. The Company received advances from stockholders of $30,000 in the three months ended August 31, 2004 compared to none in the three months ended August 31, 2005.

Liquidity and Capital Resources

Overview

     The Company has a loss of $7,656 for the three months ended August 31, 2005 principally the result of higher expenses in the current period. In addition, cash flows from operations decreased in the three months ended mostly due to an increase in accounts receivable of $410,288 which was collected in the subsequent period.

investors), and in recent years, from revenues from licensing fees and product sales.

Present Liquidity

As of August 31,2005, the company's current assets exceeded it's accounts payable and accured expenses by $927,500.

     On September 16, 2004 the Company announced that it had entered into a license agreement with Valeant Pharmaceuticals International, granting Valeant a 10 year exclusive license to market Lescarden's propriety product, CATRIX(R) Wound Dressing through Europe. This agreement expands the current relationship between the two companies. Valeant Iberica, (formerly ICN Iberica) a division of Valeant Pharmaceutical, currently distributes Catrix in Spain, Portugal, Greece, Cyprus and Malta. The new license agreement expands the distribution to include the 25 European Union member countries as well as the Balkan countries, Russia and other member countries of the Commonwealth of Independent States. Sales of CATRIX(R) commenced in the EU countries in November and December 2004.

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

The Company has no material commitments for capital expenditures at August 31, 2005.

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

     Within 90 days prior to the filing of this quarterly report on Form 10-QSB, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

                            LESCARDEN INC.
                            --------------

                     Part II - Other Information
                     ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

          (A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 2005.



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


                          LESCARDEN INC.
                          --------------
                          (Registrant)





Date: October 7, 2005      s/William E. Luther
                         ------------------
                         William E. Luther
                         President and
                         Chief Executive Officer

CERTIFICATION

I. William E. Luther,
   Chief Executive Officer and Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lescarden Inc.

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

4. I am responsible for establishing and maintaining disclosure and procedures (as defined in Exchange Act Rules 13a - (15(e) and 15d-15(e)) for the registrant and I have:

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

Date: October 7, 2005
William E Luther
Chief Executive Officer and Chief Financial Officer