Form 10QSB/A
period 2005-08-31
LESCARDEN INC
filed 2005-11-14
CIK 58822

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

                                ASSETS
                                ------
                                             		            May 31, 2005       August 31, 2005
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





See notes to financial statements

                            LESCARDEN INC.
                            --------------
                    (UNAUDITED) NOTES TO FINANCIAL STATEMENTS
                    ------------------------------------------
                            August 31, 2005
                            ---------------
Note 1 - General:
     The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005.

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

Note 4 - Inventory:
     Inventory at August 31, 2005 consists of the following:

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


Three months ended August 31, 2005 compared to August 31, 2004
--------------------------------------------------------------

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