Form 10QSB
period 2005-11-30
LESCARDEN INC
filed 2006-01-13
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended November 30,2005.
                               -----------------

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class                       	         Outstanding at Janurary 5, 2006
----------------------------            --------------------------------
Common Stock $.001 par value                        30,907,418

                            LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------

                                ASSETS
                                ------
                                                                  November 30, 2005     May 31, 2005
                                                                     (UNAUDITED)          (AUDITED)
                                                                  -----------------     ------------

Current Assets:
     Cash and cash equivalents                                    $         694,540     $  1,030,019
     Accounts Receivable                                                    382,560           10,570
     Inventory                                                              114,845          102,441
     Prepaid Expense                                                           -               2,959
                                                                  -----------------     ------------


           Total Current Assets                                           1,191,945        1,145,989
                                                                  -----------------     ------------
                                                                  -----------------     ------------

Deferred Income Tax Asset, net of valuation allowance of
$1,654,000 and $1,666,000 at November 30, 2005 and
May 31, 2005 respectively                                                      -                -
                                                                  -----------------     ------------


Total Assets                                          		$         1,191,945        1,145,989

                                                                  -----------------     ------------
                                                                  -----------------     ------------


             LIABILITIES AND STOCKHOLDERS' Equity

Currents Liabilities:
Accounts payable and accrued expenses                             $         236,681     $    182,458

Deferred license fees                                                       890,875          947,625
                                                                  -----------------     ------------

     Total liabilities                                                    1,127,556        1,130,083
                                                                  -----------------     ------------

Commitments and Contingencies

Stockholders' Equity:
      Convertible Preferred Stock                                             1,840            1,840
      Common Stock                                                           30,907           30,907
      Additional Paid-In Capital                                         16,582,246       16,582,246
      Accumulated Deficit                                               (16,550,604)     (16,599,087)
                                                                  -----------------     ------------
      Stockholders' Equity                                                   64,389           15,906
                                                                  -----------------     ------------

         Total Liabilities and Stockholders' Equity                    $  1,191,945     $  1,145,989
                                                                  -----------------     ------------
                                                                  -----------------     ------------


See notes to financial statements



                            LESCARDEN INC.
                            --------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------



                                                 (UNAUDITED)                  (UNAUDITED)
                                            For The Three Months         For the Six Months
                                             Ended November 30,           Ended November 30,
                                           ----------------------       ----------------------


                                             2005         2004            2005          2004
                                             ----         ----            ----          ----



Total Revenues                       $    444,971  $   573,304	   $   927,100	 $   950,296
                                     ------------  -----------     -----------   -----------

Costs and Expenses:
Cost of  Sales		                  207,577      264,060	       464,183	     489,113
Salaries Officer                           32,292       29,833          63,542        56,833
Salaries Office                            17,826       15,133          51,304        37,110
Professional Fees and Consulting           50,417	66,913	       109,029	      94,913
Research and Development	              -	           -	        20,397   	 -
Rent and Office Expenses	           14,805	16,794	        51,291	      39,033
Travel and Meetings	                   28,481	27,273	        54,608	      40,475
Taxes 	                                    3,217	 3,006	         7,957	       7,201
Insurance	                           27,317	10,802	        37,490	      11,043
Interest	                              -	         6,125	           -	      13,089
Other Administrative Expenses               6,900	15,919	        18,816	      28,057
                                     ------------  -----------     -----------   -----------
Total Costs and Expense                   388,832      455,958	       878,617	     816,867
                                     ------------  -----------     -----------   -----------
Net Income                            $    56,139   $  117,346	   $    48,483   $   133,429
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------


Net Income Per Share
Basic and diluted                    $        .00  $       .00    $       .00   $        .00
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------



Weighted Average Number of
  Common Shares Outstanding            30,907,418    29,830,495	   30,907,418	 29,830,495
  Basic and diluted                  ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------


See notes to financial statements

                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                                                                                (UNAUDITED)
                                                                         For the Six Months Ended
                                                                                 November 30,
                                                                         --------------------------
                                                                           2005              2004
                                                                           ----              ----


Cash Flows Provided by (Used in) Operations:
     Net Income 		                                     $    48,483      $    133,429
     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Imputed interest on advances from stockholders         	             -	             9,089
     Changes in operating assets and liabilities
    (Increase) in accounts receivable			               (371,990)	  (550,000)
    (Increase) in inventory	                                        (12,404)	    (4,820)
     Decrease in prepaid expense	                                  2,959	               -
    (Decrease)Increase in accounts payable and
          accrued expenses             	                                 54,223	           111,191
    (Decrease) Increase  in deferred license fees	                (56,750)	   355,625
                                                                  -------------       ------------
     Net Cash Flow Provided by (Used In) Operations                    (335,479)	    54,514
                                                                  -------------       ------------
Cash Flows Provided By (Used In) Financing Activities:
         Advances from stockholders                                         -               30,000
         Repayment of advances from stockholders                            -              (50,000)
                                                                  -------------       ------------
       Cash Flows provided by (used in) Financing Activites                 -              (20,000)
                                                                  -------------       ------------

  (Decrease) Increase in cash                                          (335,479)	    34,514

Cash- Beginning of period                                             1,030,019	             5,966
                                                                  -------------       ------------

Cash - End of period                                              $     694,540	       $    40,480
                                                                  -------------       ------------
                                                                  -------------       ------------





See notes to financial statements

                            LESCARDEN INC.
                            --------------
                    (UNAUDITED) NOTES TO FINANCIAL STATEMENTS
                    ------------------------------------------
                            November 30, 2005
                            -----------------
Note 1 - General:
     The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005.

     The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

Note 2 - Operations and Significant Accounting Policies:
     Revenue from product sales is recognized upon shipment of the product, when title to the property transfers to the buyer as does the risk of loss, and collectibility of the sales price is reasonably assured.

     The deferred license fee of $890,875 stated on the balance sheet relates to licensee fees received from the Company's licensees and is being amortized over the term of the license agreements.

Note 3 - Segment Reporting:
     Due to the materiality of the sales of its cosmetics product and food supplements in addition to the company's CATRIX(R) Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

Note 4 - Inventory:
     Inventory at November 30, 2005 consists of the following:

  Finished Goods and deposit     $    47,871
  Raw Materials                       66,974
                                     -------
                                 $   114,845
                                     -------
                                     -------

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
                           November 30, 2005
                           -----------------

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


Critical accounting policies

    Our discussion and analysis of our financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.
On an on-going forward basis, we evaluate our estimates, including those related to inventories and deferred income taxes. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or reflect its more significant judgments and estimates used in the preparation of its financial statements.


Revenue recognition

     Revenue from product sales is recognized upon shipment of the product, when title to the property transfers to the buyer as does the risk of loss, and collectibility of the sales price is reasonably assured.

Deferred license fees relate to licensees fees received from the companys licensees which are amortized over the term of the license agreements.


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


Three months ended November 30, 2005 compared to November 30, 2004
------------------------------------------------------------------

     The Company's revenues decreased in the fiscal quarter ended
November 30, 2005 as compared to November 30, 2004 by $128,333, primarily due to decreased sales of Catrix(R) Wound Dressing.

     Total costs and expenses during the three months ended November 30, 2005 were 15% or $67,126 lower. The decrease was due to a 21% decrease in cost of sales, or of $56,483 and decreases in professional fees and consulting of $16,496, other administrative expenses of $9,019 and interest expense of $6,125. These decreases were partially offset by an increase in insurance expense of $16,515.

Six months ended November 30, 2005 compared to November 30, 2004
-----------------------------------------------------------------

     The Company's revenues decreased in the six months ended November
30, 2005 compared to November 30, 2004 by $23,196 primarily due to decreased sales of Catrix(R) Wound Dressing.

     Total costs and expenses during the six months ended November 30, 2005 were 10% or $61,750 higher than those of the comparative prior period. The increase was principally due to higher salaries of $20,903, professional fees and consulting of $14,116, research and development of $20,397, rent and office expenses of $12,258, travel and meetings of $14,133 and insurance expenses of $26,447. These increases were partially offset by a decrease of $24,930 in costs of sales, $9,241 in other administrative expenses and $13,089 in interest expense.

     The Company's cash balance decreased by $335,479 and accounts receivable increased by $371,990 in the six months ended November 30, 2005 compared to an increase in cash of $34,514 in the comparative prior year period. The Company received advances from stockholders of $30,000 and repaid advances of $50,000 in the six months ended November 30, 2004 compared to none in the six months ended November 30, 2005.

Liquidity and Capital Resources

Overview

     The Company had a profit of 48,483 for the six months ended November 30, 2005. In addition, cash flows from operations decreased in the six months ended November 30, 2005 mostly due to an increase in accounts receivable of $371,990 which was collected in the subsequent period.

Present Liquidity
As of November 30,2005, the company's current assets exceeded it's accounts payable and accured expenses by $955,264.

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

     On December 8, 2005 the Company announced that it has signed an agreement with Altermed Corporation, a subsidiary of Pascual Laboratories Inc., one of the largest Filipino owned pharmaceutical companies in the Philippines. Under the terms of the agreement, Pascual Laboratories will have exclusive rights to the marketing and selling of the Company's patented product Polynag(R) SR(TM), a clinically proven, slow release glucosamine for the treatment of osteoarthritis. Implementation of this agreement in contingent upon securing marketing approval for the product by the Philippine Bureau of Food and Drug.

     The material direct costs related to the CATRIX(R) Wound Dressing and Polynag(R) products were incurred in periods prior to those presented. The estimated costs necessary to support the products' development, other than to finance significant inventory levels is not expected to be significant.

The Company has no material commitments for capital expenditures at November 30, 2005.


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

     Within 90 days prior to the filing of this quarterly report on Form 10-QSB, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

                            LESCARDEN INC.
                            --------------

                     Part II - Other Information
                     ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

          (A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 2005.



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


                          LESCARDEN INC.
                          --------------
                          (Registrant)





Date: January 5, 2006      s/William E. Luther
                         ------------------
                         William E. Luther
                         President and
                         Chief Executive Officer

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

4. I am responsible for establishing and maintaining disclosure and procedures (as defined in Exchange Act Rules 13a - (15(e) and 15d-15(e)) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made know to me, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Janurary 5, 2006
William E Luther
Chief Executive Officer and Chief Financial Officer