Form 10QSB/A
period 2005-11-30
LESCARDEN INC
filed 2006-03-27
CIK 58822

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

     The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on form 10-QSB.

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



                          INDEX TO EXHIBITS

           31 Certificification pursuant to Exachange Act rule 13a-14(a) /15d-14(a)

           99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002