Form 10KSB/A
period 2005-08-31
LESCARDEN INC
filed 2006-04-05
CIK 58822

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

     The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this annual report on Form 10-KSB.


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

31.      Certification pursuant to Exchange Act Rule 13a-14(a)
         / 15d-14(a)

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
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------


The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                                                 LESCARDEN INC.

                                                                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    Convertible
                                  Preferred Stock                Common Stock         Additional                   Stockholders'
                               Number of    Par Value       Number of    Par Value     Paid-in     Accumulated         Equity
                                 Shares      Amount           Shares     Amount        Capital     Deficit          (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2003	         92,000	  $1,840      29,480,495       $29,480      $16,237,289	    $(16,640,580)   $(371,971)
Issuance of common stock
 upon exercise of warrants	   -        -            350,000	   350           34,650	            -          35,000
Imputed interest on advances
 from related parties	           -        -               -             -              16,170             -          16,170
Net loss                           -        -               -             -     	   -            (352,554     (352,554)
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2004   	   92,000    1,840 	29,830,495        29,830       16,288,109	          (16,993,134)	   (673,355)

Issuance of common stock
 upon conversion of advances
 from related parties              -        -            1,076,923         1,077          278,923             -         280,000

Imputed interest on advances
 from related parties	           -        -               -             -                15,214             -          15,214

Net income                         -        -               -             -                  -             394,047      394,047
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2005	         92,000	    $1,840      30,907,418        $30,907     $16,582,246     $(16,599,087)   $  15,906
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