Form 10QSB
period 2006-02-28
LESCARDEN INC
filed 2006-04-12
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006.
                               -----------------

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class                       	         Outstanding at April 10, 2006
----------------------------            --------------------------------
Common Stock $.001 par value                        30,907,418

                            LESCARDEN INC.
                            --------------

                       CONDENSED BALANCE SHEET
                       -----------------------

                                ASSETS
                                ------
                                                                  February 28, 2006     May 31, 2005
                                                                     (UNAUDITED)          (AUDITED)
                                                                  -----------------     ------------

Current Assets:
     Cash and cash equivalents                                    $       1,010,302     $  1,030,019
     Accounts Receivable                                                    366,645           10,570
     Inventory                                                              145,526          102,441
     Prepaid Expense                                                          7,500            2,959
                                                                  -----------------     ------------


           Total Current Assets                                           1,529,973        1,145,989
                                                                  -----------------     ------------
                                                                  -----------------     ------------

Deferred Income Tax Asset, net of valuation allowance of
$1,616,000 and $1,666,000 at February 28, 2006 and
May 31, 2005 respectively                                                      -                -
                                                                  -----------------     ------------


Total Assets                                          		$         1,529,973        1,145,989

                                                                  -----------------     ------------
                                                                  -----------------     ------------


             LIABILITIES AND STOCKHOLDERS' Equity

Currents Liabilities:
Accounts payable and accrued expenses                             $         174,035     $    182,458

Deferred license fees                                                     1,180,875          947,625
                                                                  -----------------     ------------

     Total liabilities                                                    1,354,910        1,130,083
                                                                  -----------------     ------------

Commitments and Contingencies

Stockholders' Equity:
      Convertible Preferred Stock                                             1,840            1,840
      Common Stock                                                           30,907           30,907
      Additional Paid-In Capital                                         16,582,246       16,582,246
      Accumulated Deficit                                               (16,439,930)     (16,599,087)
                                                                  -----------------     ------------
      Stockholders' Equity                                                  175,063           15,906
                                                                  -----------------     ------------

         Total Liabilities and Stockholders' Equity                    $  1,529,973     $  1,145,989
                                                                  -----------------     ------------
                                                                  -----------------     ------------


See notes to financial statements



                            LESCARDEN INC.
                            --------------

                  CONDENSED STATEMENTS OF OPERATIONS
                  ----------------------------------



                                                (UNAUDITED)                  (UNAUDITED)
                                            For The Three Months         For the Nine Months
                                            Ended February 28,           Ended February 28,

                                             2006         2005            2006          2005
                                             ----         ----            ----          ----

Total Revenues                       $    492,202  $   357,184     $ 1,419,302   $ 1,307,480
                                     ------------  -----------     -----------   -----------

Costs and Expenses:
   Cost of  Sales                         162,789      195,037         626,972       684,150
   Salaries - Officer                      37,500       31,250         101,042        88,083
   Salaries - Office                       19,397       23,663          70,701        60,773
   Professional Fees and Consulting        63,430       49,543         172,459       144,456
   Rent and Office Expenses                38,991       24,392          90,282        63,425
   Research and Development                   -          5,200          20,397         5,200
   Travel and Meetings                     28,562       13,643          83,170        54,118
   Taxes                                    6,169        4,791          14,126        11,992
   Insurance                               12,729        5,877          50,219        16,920
   Interest                                   -          6,125             -          19,214
   Other Administrative Expenses           11,961        5,588          30,777        33,645
                                     ------------  -----------     -----------   -----------
     Total Costs and Expense              381,528      365,109       1,260,145     1,181,976
                                     ------------  -----------     -----------   -----------

     Net Income (Loss)               $    110,674  $  ( 7,925)    $   159,157   $   125,504
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------


     Net Income (Loss) Per Share -   $        .00 $      (.00)     $       .01   $       .00
        basic and diluted            ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------



Weighted Average Number of
 Common Shares
 Outstanding -Basic                    30,907,418   29,830,495      30,907,418    29,830,495
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------

            -Diluted                   30,965,835   29,830,495      30,926,890    30,062,434
                                     ------------  -----------     -----------   -----------
                                     ------------  -----------     -----------   -----------

See notes to financial statements

See notes to financial statements

                            LESCARDEN INC.
                            --------------


                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------
                                                                                (UNAUDITED)
                                                                         For the Nine Months Ended
                                                                                 February 28,
                                                                         --------------------------
                                                                           2006              2005
                                                                           ----              ----


Cash Flows Provided by (Used in) Operations:
     Net Income 		                                    $   159,157       $    125,504
     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Imputed interest on advances from stockholders         	             -	            15,214
     Changes in operating assets and liabilities
    (Increase) in accounts receivable			               (356,075)	  (292,650)
    (Increase) Decrease in inventory	                                (43,085)	    10,663
    (Increase) in prepaid expense	                                 (4,541)	       -
    (Decrease) Increase in accounts payable and accrued expenses         (8,423)            60,703
     Increase in deferred license fees	                                233,250	           402,875
                                                                  -------------       ------------
     Net Cash Flow Provided by (Used In) Operations                     (19,717)	   322,309
                                                                  -------------       ------------
Cash Flows (Used In) Financing Activities:
         Advances from stockholders                                         -               30,000
         Repayment of advances from stockholders                            -              (50,000)
                                                                  -------------       ------------
       Cash Flows used in Financing Activites                               -              (20,000)
                                                                  -------------       ------------

  (Decrease) Increase in cash                                           (19,717)	   302,309

Cash and cash equivalents - Beginning of period                       1,030,019	             5,966
                                                                  -------------       ------------

Cash and cash equivalents - End of period                         $   1,010,302	       $   308,275
                                                                  -------------       ------------
                                                                  -------------       ------------





See notes to financial statements

                            LESCARDEN INC.
                            --------------
                    (UNAUDITED) NOTES TO FINANCIAL STATEMENTS
                    ------------------------------------------
                            February 28, 2006
                            -----------------
Note 1 - General:
     The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005.

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

     The deferred license fee of $1,180,875 stated on the balance sheet relates to licensee fees received from the Company's licensees and is being amortized over the term of the license agreements.

Note 3 - Segment Reporting:
     Due to the materiality of the sales of its cosmetics product and food supplements in addition to the company's CATRIX(R) Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

Note 4 - Inventory:
     Inventory at February 28, 2006 consists of the following:

  Finished Goods and deposit     $    48,513
  Raw Materials                       97,013
                                     -------
                                 $   145,526
                                     -------
                                     -------

                            LESCARDEN INC.
                            --------------

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
     -----------------------------------------------------------
                            February 28,2006
                           -----------------




Results of Operations
---------------------

Overview
--------

Results of Operations

Overview

Since its inception in 1960, Lescarden has devoted its resources to fund research and development of proprietary biologic materials with a focus on wound healing, skin care, osteoarthritis and cancer applications.
In the ensuing years, significant studies substantiated the ability of Catrix(R), Lescarden's proprietary cartilage powder, to function as a biological response modifier, by stimulating the body's immune system. Further studies indicated that, Catrix could also be effective against diseases such as arthritis, scleroderma, psoriasis and even cancer.

Due to the amount of capital required to conduct ongoing research for new product development, as well as the large scale testing necessary to secure regulatory approvals, the Company has now shifted its focus to pursuing marketing and licensing opportunities for fully developed products that have received patents and are ready for commercialization.

The Company's product line is led by CATRIX(R) Wound Dressing, a powder derived from bovine cartilage that has been shown in clinical tests to be effective, when topically applied, in the management of an array of chronic lesions and burns, including decubitus ulcers, venous stasis ulcers, and diabetic ulcers. The product has been approved for sale by the FDA and the Spanish Health Ministry. Under an exclusive license, Valeant Pharmaceuticals International is currently marketing Catrix Wound Dressing in the European Market countries, and is awaiting regulatory approval to commence commercialization in Russia, the Balkan States and the CIS States.

Lescarden also derives revenue from a line of Catrix-based skin care products targeting the Plastic Surgery, Dermatology and Spa markets.
Sales of two nutritional supplements, BIO-CARTILAGE(R) and a patented glucosamine polymer, POLY-Nag(R), also contribute to the Company's overall sales.


Europe:

In August 2004 Lescarden entered into a license agreement with ICN Pharmaceuticals Switzerland (IPS) headquartered in Basel, Switzerland, for the exclusive distribution of Catrix Wound Dressing throughout Europe. IPS is a subsidiary of Valeant Pharmaceuticals International, a research-based pharmaceutical company that specializes in dermatology. Valeant had total revenues in 2004 of $683 million. European sales of Catrix Wound Dressing totaled $ 336,000 for the quarter ended February 28, 2006. Overall progress in the market has been steady and is expected to improve with the regulatory approval and government reimbursement in key markets.



Korea:

Sales of Catrix based skin care products in Korea have increased by over 20% from last year. This is a result of the continuing marketing efforts of our distributor BioAlpha and the general increase in the market for clinical skin care products. Currently there are over 500 dermatologists using Catrix-based skin care products in Korea.

In December 2004, Lescarden entered into a definitive license agreement with Daewoong Pharmaceuticals, headquartered in Seoul, South Korea. This company is the largest producer and marketer of over-the counter and ethical pharmaceutical products in Korea. For the fiscal year ended 2004 Daewoong's total revenues exceeded $175 million. Daewoong is well established in the diabetic foot ulcer segment of the Korean wound care market. Catrix Wound Dressing will provide Daewoong with a broader range of product indications to serve thatmarket. Daewoong expects to receive marketing approval from the Korean FDA for Catrix Wound Dressing Powder by the end of the third quarter 2006. With this approval, Daewoong hopes to launch Catrix to the hospital and clinical market in October 2006.


Philippines:

In December 2005, Lescarden announced that it has signed a distribution agreement with Pascual Laboratories, a leading distributor of prescription and non-prescription products in the Philippines. Under the terms of the agreement, Altermed, a subsidiary of Pascual, will commercialize Lescarden's patented anti-arthritic product, POLY-Nag the Philippines.

Pascual Laboratories Inc. is a privately held pharmaceutical company with headquarters in Quezon City, Philippines. Pascual Labs, including its subsidiaries and affiliates, is the 2nd largest Filipino pharmaceutical conglomerate and ranks 12th largest among all pharmaceutical companies operating in the Philippines. Altermed's presence as a leader in the commercialization of over the counter products will provide marketing and distribution efficiencies with respect to the introduction of POLY-Nag.

Clinical Studies:

Lescarden has been awarded US and European patents for POLY-Nag, a polymeric form of glucosamine that is derived from crustacean shells. Clinical trials on humans in the US have shown that POLY-Nag remains active in the body for a significantly longer period than competitive products, suggesting that it has good potential as an anti-arthritic.

Lescarden recently engaged in two further clinical studies of POLY-Nag's effect in animals. The purpose was to enhance the marketability of POLY-Nag for veterinary applications, a market where North American sales of anti-arthritic remedies are over $400 million a year.

More clinical tests are planned on animals to further document POLY-Nag's extended bio-availability advantages.


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


Three months ended February 28, 2006 compared to February 28, 2005
------------------------------------------------------------------

     The Company's revenues increased in the fiscal quarter ended
February 28, 2006 as compared to February 28, 2005 by $135,018, primarily due to increased sales of Catrix(R) Wound Dressing and higher license fees.

     Total costs and expenses during the three months ended February 28, 2006 were 4% or $16,419 higher. The increase was primarily due to increases in professional fees and consulting of $13,887, rent and office expenses of $14,599, travel and meetings of $14,919 and insurance expense of $6,852. These increases were partially offset by a decrease in cost of sales of $32,248 and interest expense of $6,125.

Nine months ended February 28, 2006 compared to February 28, 2005
-----------------------------------------------------------------

     The Company's revenues increased in the nine months ended February 28, 2006 compared to February 28, 2005 by $111,822 primarily due to increased sales of Catrix(R) Wound Dressing and higher license fees.

     Total costs and expenses during the nine months ended February 28, 2006 were 7% or $78,169 higher than those of the comparative prior period. The increase was principally due to higher salaries of $23,546, professional fees and consulting of $28,003, research and development of $15,197, rent and office expenses of $26,857, travel and meetings of $29,052 and insurance expenses of $33,299. These increases were partially offset by a decrease of $57,178 in costs of sales, $2,868 in other administrative expenses and $19,214 in interest expense.

Liquidity and Capital Resources
------------------------------------------------------------------

Overview

     The Company had a profit of 159,157 for the nine months ended February 28, 2006. In addition, cash flows from operations decreased by $19,717 in the nine months ended February 28, 2006 mostly due to an increase in accounts recievable of $356,075 which was collected in the subsequent period.

The Company's cash balance decreased by $19,717 and accounts receivable increased by $356,075 in the nine months ended February 28, 2006 compared to an increase in cash of $302,309 in the comparative prior year period. The Company received advances from stockholders of $30,000 and repaid advances of $50,000 in the nine months ended February 28, 2005 compared to none in the nine months ended February 28, 2006.

Present Liquidity

As of February 28, 2006, the company's current assets exceeded it's accounts payable and accured expenses by $1,355,938.

     The material direct costs related to the CATRIX(R) Wound Dressing and Polynag(R) products were incurred in periods prior to those presented. The estimated costs necessary to support the products' development, other than to finance significant inventory levels is not expected to be significant.

The Company has no material commitments for capital expenditures at February 28, 2006.


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

                            LESCARDEN INC.
                            --------------

                     Part II - Other Information
                     ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

          (A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended February 28, 2006.



                          INDEX TO EXHIBITS

           31 Certificification pursuant to Exchange Act Rule 13a-14(a)
           /15d-14(a)

           99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         LESCARDEN INC.
                         (Registrant)



Date: April 10, 2006      /William E. Luther
                         William E. Luther
                         President and
                         Chief Executive Officer
                         April 10,2006