Form 10KSB
period 2006-05-31
LESCARDEN INC
filed 2006-08-24
CIK 58822

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                              Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 2006
                          ------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No fee required]

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



Issuers revenues for its most recent fiscal year were $ 1,570,718. The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on July 14, 2006 was approximately $6,249,323.

The number of shares of registrant's Common Stock outstanding as of August 16, 2006 was 31,057,418.

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

          DOCUMENTS INCORPORATED BY REFERENCES: None
                                                ----

Transitional Small Business Disclosure Format (Check one): Yes
: No X





                                 PART I

ITEM 1. Business


     The Company, a New York Corporation, has been in business since 1960. From the onset, the Company has devoted its resources to fund research and development of proprietary biologic materials with a focus on wound healing, clinical skin care, osteoarthritis and cancer applications. Significant studies substantiated the ability of Catrix(R), Lescarden's proprietary cartilage powder, to function as a biological response modifier, by stimulating the body's immune system. Further studies indicated that, Catrix could also be effective against diseases such as arthritis, scleroderma, psoriasis and even cancer.

     Due to the amount of capital required to conduct ongoing research for new product development, as well as the large scale testing necessary to secure regulatory approvals, the Company in recent years has a strategy of pursuing marketing and licensing opportunities for fully developed products that have received patents and are ready for commercialization.

     The Company's product line is led by CATRIX(R) Wound Dressing, a powder derived from bovine cartilage that has been shown to be effective in the management of chronic lesions and burns, and especially helpful when applied to non-healing wounds such as decubitus ulcers, venous stasis ulcers, and diabetic ulcers. The product has been approved for sale by the FDA and the Spanish Health Ministry for distribution throughout the European Union.

     Lescarden also derives revenue from a line of Catrix-based skin care products targeting the Plastic Surgery, Dermatology and Medical Spa markets. Sales of two nutritional supplements, BIO-CARTILAGE(R) and POLY-Nag(R), a patented glucosamine polymer, also contribute to the Company's overall sales.


                           Catrix Wound Care

Background

     In the early 1950's, the Company's founders discovered that cartilage powder significantly hastened the healing of surgical wounds in animals. Early clinical studies by the Company, supported by extensive product testing and refinement, led to the creation of a proprietary process for purifying bovine cartilage to produce a sterile white powder that could be used to optimize healing. The resulting product was given the brand name Catrix(R).

     The Company believes there is persuasive evidence that Catrix(R) functions in the body as a biological response modifier, regulating the components of the immune system. Some observed effects of Catrix(R) on the body include:

     - acceleration of wound healing;

     - inhibition of excessive vascularization of certain tissues;

     - inhibition of proliferation of malignant cells;

     - moderation of excessive collagen synthesis by fibroblast cells



                         Chronic Wound Market

     It is estimated that the global market for wound care products is approximately $10 Billion. This is likely to increase due to several factors:

     - Demographic trends confirm that the world's population is living longer, a significant plus factor for the Company's Wound Dressing since it is the elderly who are especially at risk for the various ulcers and non-healing lesions for which the product provides therapy.

     - There is also a steady worldwide increase in the incidences of diabetes which affects a wide range of age groups who are at increase risk of developing non-healing wounds.

     - There is at present no effective treatment for non-healing wounds and this represents a growing problem for hospitals, out- patient centers and long-term care facilities. The best treatment protocols generally focus on proper wound cleaning and preparation (removal of dead tissue around the wound), maintaining an environment that is conducive to proper healing and good nutrition.

A product such as Catrix(R), which appears to promote wound healing, will, the Company believes, be of great value to the medical community.


               Human Clinical Trial Conducted With Catrix

Decubitus Ulcers

     In 2004 a clinical study was performed in Spain by the senior nursing professionals associated with the Spanish Ulcer and Chronic Wound Advisory Panel. The purpose of the study was to demonstrate that Catrix(R) Wound Dressing could achieve a significant healing effect on pressure ulcers
(bed sores) and other chronic wounds that had failed to respond after months of standard wound healing treatment. The 101 lesions included in the study had resisted healing for an average treatment time of 155 days. 51 of the lesions were Stage III, or serious, while 32 lesions were deemed to be Stage IV, very serious (total loss of the skin thickness with extensive destructions, necrosis of tissue in muscle, bone or support structure.)

     The conclusions of the study were emphatically positive for Catrix(R) Wound Dressing: after 49 days of treatment with the Dressing, 38.4% of all lesions had healed completely. Another 34.7% showed significant improvement. Of the 32 most serious Stage IV lesions 7 had healed completely, while another 11 had improved to Stage II condition (partial loss of the skin thickness the epidermis, dermis, or both.)

In their Summary, the administrators of the Study stated:

  "...treatment with Catrix is effective in the treatment of pressure ulcers that did not heal after the application of one of several standard treatments..."

  "...these results prove that the treatment with Catrix significantly reduces the treatment length, and therefore leads to a reduction in the sanitary cost in this kind of patient."

  "...it is difficult to state the reasons why Catrix was so effective in this study. Although this study does not compare Catrix with other scarring products, we must take into account that all the included pressure ulcers were previously treated with other products, vastly used and considered necessary for the treatment of pressure ulcers at the centres where the patients came from. The cures with these other products were proven to be inefficient, and sometimes to even cause wound deterioration. In all the cases, the only change from the previous treatment was the application of Catrix. We can therefore conclude that the obtained results were due to Catrix."

In comparing the estimated cost of treating the wounds that healed, including the nursing time and materials, the investigators determined that Catrix(R) reduced the average cost by 40%.


Radiation Dermatitis

     In May 2004 a study was undertaken to compare the efficacy of Catrix with that of hydrocolloid dressings, the standard therapy used on cancer patients treated with radiation therapy. Skin injuries caused by repeated exposure to radiation are a frequent side effect in oncology treatments. If wounds persist they not only bring discomfort and risk of infection to the patient, but can even force suspension of the radiation treatments.

     Results of the study demonstrated that Catrix(R) is more effective than hydrocolloid dressings in the treatment of wounds caused by radiodermatitis (average healing time with Catrix: 4.9 days, vs. an average of 9.0 days with hydrocolloid dressings). Both the nursing staff and patient groups gave Catrix(R) a higher evaluation in the study.


Diabetic and Venous Ulcers

     This observational study, was published in November 2004, examined the effectiveness and safety of Catrix in the treatment of diabetic and venous ulcers compared to standard treatments. 54.8% of the wounds healed in the 20 week timeframe with the average healing time being 9.3 weeks. The conclusion was that Catrix was well tolerated and effective in treating these types of lower extremity wounds.

Burns

     In a recent pilot study of 22 pediatric burn patients at the Bestian Burn Center in Seoul, Korea, Catrix(R) Wound Dressing achieved remarkably good results. Subjects in the study, all under 5 years of age, would normally becandidates for skin grafts to assist in the healing process. Results of thestudy showed that Catrix Wound Dressing could facilitate healing that was comparable to that attained by grafting without the need for this surgical procedure.

Final detailed results of the study are being withheld pending the publication of the entire study in a scientific journal.


                          Catrix Skin Care

     Catrix(R) powder is formulated into a line of skin care products designed to meet the needs of plastic surgeons, cosmetic dermatologists and their patients. The demonstrated ability of Catrix to expedite healing, reduce inflammation and enhance patient comfort following aesthetic procedures fills a unique niche in the rapidly growing market for cosmetic and anti-aging procedures. These products are especially valued for their ability to provide anti-inflammatory benefits without the use of steroids which can adversely affect the skin when used for extended periods of time. According to The American Society of Aesthetic Plastic Surgery the market for cosmetic procedures in the US totaled $12.4 billion in 2005.

     The Catrix(R) Ointment product, containing 10% Catrix(R) Powder, is intended for the use by patients following laser surgery, chemical peels or other aesthetic procedures.

     In April 2002, Lescarden announced that another study, published in The Journal of The American Academy of Dermatologic Surgery, had concluded that Lescarden's Catrix 10 Ointment facilitates faster healing than conventional treatments following cosmetic surgery procedures. The study was conducted by a team headed by Maritza Perez, M.D., director of cosmetic dermatology as St. Lukes-Roosevelt Hospital Center in New York.

     The Perez study focused on patients who, after completing laser resurfacing treatments on their faces, were randomly assigned to receive Catrix 10 Ointment on one side of their faces and a widely utilized over-the-counter ointment; on the other side for eight consecutive days. At the completion of the test period researchers evaluated their data and were able to confirm that facial areas with Catrix 10 Ointment healed much faster.

    "Since the Catrix 10 Ointment facilitates quicker healing, in theory patients treated with it were at less risk for the complications that open wounds imply," said Dr. Perez. "Although the mechanism by which bovine cartilage accelerates wound healing is not completely understood, we think it may enhance and accelerate the skin's own healing process."

     The Company has also developed a 5% Catrix(R) Rejuvenation Cream and a 5% Catrix(R) Lip Balm. The Cream is intended for daily use as a rejuvenating moisturizer while it is also effective in relieving symptoms associated with psoriasis, dermatitis and other skin anomalies. Domestically, sales of these products have occurred principally through dispensing physicians, skin care professionals, independent representatives, specialty retailers and via the internet.


                              Poly-NAG

     Derived from specially processed crustacean shells, Poly-NAG is a polymeric form of glucosamine (Poly-N-Acetyl-D-Glucosamine) that is marketed by Lescarden in the anti-arthritic market as a treatment for osteoarthritis. The product has demonstrable advantages over the numerous products that compete in the glucosamine marketplace because it remains active in the body longer than competitive products.

     In clinical trials at the University of North Texas Health Science Center,orally administered Poly-NAG was shown to be absorbed by the body and metabolized into glucosamine, which was measurably present in subjects' blood serum. In addition, the tests confirmed that serum levels of glucosamine remained higher for a longer time in subjects receiving Poly-NAG, compared to subjects receiving plain NAG.

     In effect, Poly-NAG offers the arthritis sufferer a form of glucosamine that has "staying power" in the bloodstream. Based on these results, the Company was awarded a US Patent for Poly-NAG in September, 2000. A European patent was awarded in April, 2005.

     Additional studies have been conducted in the past year to demonstrate Poly-NAG's bioavailability properties with animals to enhance the product's introduction into the veterinary market.

     The Company is currently in discussions with several domestic and foreign distribution partners in both the human and animal health markets.


                             Distribution

Europe

     In August 2004 the Company entered into a license agreement with ICN Pharmaceuticals Switzerland (IPS), headquartered in Basel, Switzerland, for the exclusive distribution of Catrix Wound Dressing throughout Europe. IPS is a subsidiary of Valeant Pharmaceuticals International, a research-based pharmaceutical company that specializes in dermatology. Under an exclusive license, Valeant Pharmaceuticals International is currently marketing Catrix Wound Dressing in the European Market countries , and is awaiting regulatory approval to commence commercialization in Russia, the Balkan States and the CIS States.

     In July 2006 the Company approved a sub-license agreement between Valeant and Smith & Nephew for distribution of Catrix Wound Dressing in Spain. Smith & Nephew, a global leader in the development and distribution of wound care products will take over the distribution of Catrix to the hospital and acute care markets and will add significantly to the field sales representation in Spain. Smith and Nephew will commence sales of Catrix immediately in this market.


Korea

     Sales of Catrix based skin care products in Korea have increased by over 20% from last year to $176,000 in fiscal year ended May 31, 2006. This is a result of the continuing marketing efforts of our distributor BioAlpha and the general increase in the market for clinical skin care products. Currently there are over 500 dermatologists using Catrix-based skin care products in Korea.

     In December 2004, Lescarden entered into a definitive license agreement with Daewoong Pharmaceuticals, headquartered in Seoul, South Korea to market Catrix Wound Dressing. This company is the largest producer and marketer of over-the counter and ethical pharmaceutical products in Korea. For the fiscal year ended 2004 Daewoong's total revenues exceeded $175 million.

Daewoong is well established in the diabetic foot ulcer segment of the Korean wound care market. Catrix Wound Dressing will provide Daewoong with a broader range of product indications to serve that market. Daewoong expects to receive marketing approval from the Korean FDA for Catrix Wound Dressing Powder by the end of the third quarter 2006. With this approval, Daewoong hopes to launch Catrix to the hospital and clinical market by October 2006.

Philippines

     In December 2005, Lescarden announced that it had signed a distribution agreement with Pascual Laboratories, a leading distributor of prescription and non-prescription products in the Philippines. Under the terms of the agreement, Altermed, a subsidiary of Pascual, will commercialize Lescarden's patented anti-arthritic product, Poly-NAG in the Philippines.

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


                           Government Regulation

     Since the 1996 FDA approval of the Company's 510(k) application for the use of Catrix(R) in the management of a variety of skin ulcerations, wounds and burns, the Company has focused on the development of a distribution network for its family of proprietary, market-ready products. This strategy envisions a network of licensing and distribution agreements in addition to Lescarden's own direct marketing efforts. The plan includes a complete marketing program for Catrix(R) powder, as well as for Catrix(R) Skin Care Products, which are being offered to cosmetic dermatologists, plastic surgeons and skin care specialists. Looking to the future, the Company believes that the observed effects of Catrix(R) (including acceleration of wound healing, tumor inhibition and reduction, inhibition of excessive vascularization and modulation of immune system functions) coupled with an absence of toxicity, present additional promising avenues of investigation

     The production and marketing of the Company's products and its research and development activities are subject to comprehensive regulation by various federal, state and local authorities in the United States and governmental authorities of other countries in which we conduct business. Among others, the FDA, HPB and the SHM exercise regulatory authority over the development, testing, formulation, manufacture, labeling, storage, record keeping, quality control, advertising and promotion of the Company's products.

     A new drug or device may not be marketed in the United States until it has satisfied rigorous testing procedures established and approved by the FDA. The drug may then be marketed only for the specific indications, uses, formulation, dosage, forms, and strengths approved by the FDA. Similar requirements are imposed by foreign regulators upon the marketing of a new drug in their respective countries.

     All of the Company's contract manufacturing facilities will be subject to periodic inspections by the FDA and comparable agencies from other countries. If violations of applicable regulations are discovered during these inspections, the Company may be restrained from continued marketing of the manufactured products. Such facilities are also subject to regulation regarding, among other things, occupational safety, laboratory practices, the use and handling of radio-isotopes and hazardous chemicals, prevention of illness and injury, environmental protection and hazardous substance control.

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


                      Raw Materials and Manufacturing

     Catrix(R) is manufactured for the Company by contract manufacturers. Thesemanufacturers must be FDA-approved pharmaceutical manufacturing facilities. Likewise, foreign government agencies, in countries where marketing approval is sought, must also approve all such manufacturers.
The Company's food supplement cartilage material, BIO-CARTILAGE(R), and its Poly-NAG(R) are manufactured in the United States and Iceland. An additional manufacturer is also being developed in the Western Pacific Area.

Raw Materials

     Catrix(R) is prepared from animal cartilage tissue. The most accessible and easily processed source is bovine tracheas collected from normal healthy beef cattle, subsequent to slaughter. Tracheas are cleaned, flash frozen and delivered to qualified pharmaceutical manufacturing facilities. The cattle from which the tracheas are harvested are certified free of BSE (Bovine Spongiform Encephalitis) and the only cattle herds used as source material are located in New Zealand.

Regulatory Review

     All Catrix(R) and production procedures have been submitted in extensive detail to the FDA, the HPB in Canada, and the Spanish Health Ministry in Spain, and accepted as part of the review of the Company's official submissions with respect to studying Catrix(R) in patients.


                  Patents and Proprietary Technology

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


                                Competition

     Competition in the wound healing and clinical skin care markets is based primarily on: product performance, including efficacy, safety, ease of use and adaptability to various modes of administration; patient compliance; price; acceptance by physicians; marketing; and distribution. The availability of patent protection and the ability to obtain government approval for testing, manufacturing and marketing are also critical factors. See "Business-Government Regulation."

     The markets are highly segmented with multi-national and regional companies competing in both the wound and skin care markets. Our focus is to align ourselves with organizations that have established distribution networks and solid reputations in the particular specialty.

     A key factor to our success will be our ability to continue to expand our distribution network and production capabilities while we continue to enhance our existing product and technologies. Where possible we will continue to pursue patent and trademark protection concerning the products and processes we design and develop.


                              Human Resources

Employees and Consultants

     At August 1, 2006, the Company had three full time employees, and retains several consultants to assist in the administration of the Company and coordinating its ongoing research and clinical trials.


Item 2. Properties

     The Company owns no real property. Its executive offices in New York City, occupying approximately 2,200 square feet, are currently leased under a seven year lease ending January 31, 2011. Management considers that its leased premises are well maintained and sufficient for its present operations.

Item 3. Legal Proceedings

		NONE

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



Fiscal Year Ending May 31, 2006

                     High            Low

     Fourth Quarter  0.38            0.23
      Third Quarter  0.35            0.25
     Second Quarter  0.41            0.25
      First Quarter  0.45            0.31

Fiscal Year Ending May 31, 2005

                     High            Low

     Fourth Quarter  0.40            0.30
     Third Quarter   0.43            0.34
     Second Quarter  0.33            0.20
      First Quarter  0.24            0.19



     On July 14, 2006 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $.39. As of May 31, 2006 there were 421 holders of record of the Company's Common stock.




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

     Due to the amount of capital required to conduct ongoing research for new product development, as well as the large scale testing necessary to secure regulatory approvals, the Company in recent years has shifted its focus to pursuing marketing and licensing opportunities for fully developed products that have received patents and are ready for commercialization.

     The Company's product line is led by CATRIX(R) Wound Dressing, a powder derived from bovine cartilage that has been shown in clinical tests to be effective, when topically applied, in the management of an array of chronic lesions and burns, including decubitus ulcers, venous stasis ulcers,and diabetic ulcers. The product has been approved for sale by the FDA and the Spanish Health Ministry. Under an exclusive license, Valeant Pharmaceuticals International is currently marketing Catrix Wound Dressing in the European Market countries, and is awaiting regulatory approval to commence commercialization in Russia, the Balkan States and the CIS States.

     Lescarden also derives revenue from a line of Catrix-based skin care products targeting the Plastic Surgery, Dermatology and Spa markets. Sales of two nutritional supplements, BIO-CARTILAGE(R) and a patented glucosamine polymer, Poly-Nag(R), also contribute to the Company's overall sales.


Europe

     In August 2004 Lescarden entered into a license agreement with ICN Pharmaceuticals Switzerland (IPS) headquartered in Basel, Switzerland, for the exclusive distribution of Catrix Wound Dressing throughout Europe. IPS is a subsidiary of Valeant Pharmaceuticals International, a research-based pharmaceutical company that specializes in dermatology. Valeant had total revenues in 2004 of $683 million. European sales of Catrix Wound Dressing totaled $336,000 for the quarter ended February 28, 2006. Overall progress in the market has been steady and is expected to improve with the regulatory approval and government reimbursement in key markets.

     In July 2006, the Company approved a sub-license agreement between Valeant and Smith and Nephew for distribution of Catrix Wound Dressing in Spain. Smith and Nephew, a global leader in development and distribution of wound care products will be focusing on the distribution of Catrix to the hospital and acute markets and will add significantly to the field sales representation in Spain.


Korea

     Sales of Catrix based skin care products in Korea have increased by over 20% from last year to $175,653 in the fiscal year ended May 31, 2006. This is a result of the continuing marketing efforts of our distributor BioAlpha and the general increase in the market for clinical skin care products. Currently there are over 500 dermatologists using Catrix-based skin care products in Korea.

     In December 2004, Lescarden entered into a definitive license agreement with Daewoong Pharmaceuticals, headquartered in Seoul, South Korea. This company is the largest producer and marketer of over-the counter and ethical pharmaceutical products in Korea. For the fiscal year ended 2004 Daewoong's total revenues exceeded $175 million. Daewoong is well established in the diabetic foot ulcer segment of the Korean wound care market. Catrix Wound Dressing will provide Daewoong with a broader range of product indications to serve that market. Daewoong expects to receive marketing approval from the Korean FDA for Catrix Wound Dressing Powder by the end of the third quarter 2006. With this approval, Daewoong hopes to launch Catrix to the hospital and clinical market in October 2006.


Philippines

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


                             Clinical Studies

Lescarden has been awarded US and European patents for Poly-NAG, a polymeric form of glucosamine that is derived from crustacean shells. Clinical trials on humans in the US have shown that Poly-NAG remains active in the body for a significantly longer period than competitive products, suggesting that it has good potential as an anti-arthritic.

Lescarden recently engaged in two further clinical studies of Poly-NAG 's effect in animals. The purpose was to enhance the marketability of Poly-NAG for veterinary applications, a market where North American sales of anti-arthritic remedies are over $400 million a year.

More clinical tests are planned on animals to further document Poly-NAG 's extended bio-availability advantages.


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

Deferred license fees relate to license fees received from the company's licenses which are amortized over the term of the license agreements.

Inventory Valuation

Inventories are valued at lower of cost, using first in first out method, or market. We routinely evaluate the composition of our inventory and identify slow-moving, excess, obsolete or otherwise impaired inventories. Inventories identified as impaired are evaluated to determine if reserves are required. Our evaluation is primarily based upon forecasted short-term demand for the product.

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


       Fiscal year ended May 31, 2006 compared to May 31, 2005

The Company's revenues decreased in the year ended May 31, 2006 compared to May 31, 2005 by $861,026 primarily due to decreased sales of CATRIX(R) Wound Dressing to its licensees and decreased territorial license fees.

In Europe, the decrease in product sales was attributed to significant inventory quantities acquired at the end of fiscal 2005 and the inability of our key licensee to penetrate larger segments of the wound care market.

Total costs and expenses during the year ended May 31, 2006 were 26% or $534,503 lower than those of the comparative prior year. The decrease was principally due to lower, cost of product sales of $460,835, commissions of $207,539 and, interest expense of $24,437 which were partially offset by higher rent and office expenses of $27,644, travel and meetings of $23,747, insurance expense of $38,845 and professional fees and consulting of $27,542.


                    Liquidity and Capital Resources

Overview

The Company earned net income of $67,524 in the year ended May 31, 2006. In addition, net cash flows increased by $64,658 in the fiscal year ended May 31, 2006 which included $52,500 from the proceeds from the issuance of common stock upon the exercise of a warrant.


Present Liquidity

As of May 31, 2006, the Company's current assets exceeded its accounts payable and accrued expenses by $1,279,430.

The Company's cash balance increased by $64,658 in the year ended
May 31, 2006 compared to $1,024,053 in the year ended May 31, 2005. The Company received net license fees of $375,000 in the year ended May 31, 2006 compared to $810,000 in the year ended May 31, 2005.

The material direct costs related to the Catrix(R) Wound Dressing product were incurred in periods prior to those presented. The estimated costs necessary to support the product's development, other than to finance significant inventory levels, is not expected to be significant.

The Company has no material commitments for capital expenditures at May 31, 2006.


Item 7.	 Financial Statements and Supplementary Data

         See page F-1 for Lescarden Inc. Index to Financial Statements.


Item 8.	 Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure

         None.


Item 8a. Disclosure Controls and Procedures

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's
Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this annual report on Form 10KSB.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-KSB.


                              Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons,
Compliance with Section 16(a) of the Exchange Act


The executive officers and directors of the Company are as follows:


Name                       Position

William E. Luther	   President and Chief Executive
                           Officer, Director.

George E. Ehrlich, M.D.    Director.

Charles T. Maxwell	   Director.

Russell O. Wiese	   Director.

Xavier Gras Balaguer	   Director.


Mr. Luther (age 46) came to Lescarden in 1997, serving as Marketing Director for the CATRIX(R) Wound Care and Skin Care lines. He was promoted to Vice President of Marketing in 1998 and then promoted to President and Chief Executive in October 2002. Mr. Luther was elected to the Board in April 2003. Mr. Luther is a graduate of the Boston University School of Management.

Dr. Ehrlich (age 77) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

Mr. Maxwell (age 74) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice President of the Company in July 1997 and in April 2000 Mr. Maxwell became Senior Energy Analyst with Weeden & Co., Greenwich, Connecticut. Mr. Maxwell is a graduate of Princeton University and Oxford University.

Mr. Wiese (age 40) is the Chief Marketing Officer of Davis Advisors, L.P., an Investment Advisor that manages over $35 billion. He has held this position since 1994. Prior to joining Davis Advisors, L.P., Mr. Wiese worked for Merck & Co., Inc. where he held positions in sales, sales management, and product management. Mr. Wiese is a graduate of the University of California, Berkley and the Stern School of Business, New York University.

Mr. Balaguer (age 53) has for more than the past five years owned a company devoted to giving advice on strategy and project development to pharmaceutical companies. Since 1998 he has been a representative of the Company in Europe. Mr. Balaguer received his license in Medicine from the Autonomous University of Barcelona, Spain and his MD at the School of Medicine from the University of Barcelona.


Item 10.   Executive Compensation


                        Annual Compensation          Long-Term
                                                     Compensation Awards


Name and principle      Fiscal Year
position                Ended May 31,   Salary $     Warrants(#)
-------------------------------------------------------------------------
William E. Luther       2006            $138,542          -
		        2005            $119,333       100,000
                        2004	        $109,440       100,000


Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values


                Shares                        Number of       Value of
                Acquired                      Unexercised     Unexercised
                on              Value         Options/        In-the-money
                Exercise        Realized      Warrants        Options
                                              at FY End (#)   Warrants
                                                              at FY End ($)
Name            (#)             ($)           Exercisable     Exercisable
-----------------------------------------------------------------------------
W.E. Luther                                   Warrants        Warrants
                                              210,000            -


Item 11.	Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of May 31, 2006 the ownership of the Company's Common Stock by (i) each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company's
Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.


Title of       Name and Address of      Number of Shares       Percent of
Class (1)      Beneficial Owner         beneficially Owned     Class

Common Stock   Charles T. Maxwell
               420 Lexington Ave.
               Suite 212
               New York, NY 10170           12,733,512          41.00%

               George Ehrlich (2)
               420 Lexington Ave.
               Suite 212
               New York, NY 10170              150,000           0.48%

               William Luther (2)
               420 Lexington Ave.
               Suite 212
               New York, NY 10170              310,000		 0.99%

               Russel O. Wiese
               420 Lexington Ave.
               Suite 212
               New York, NY 10170            2,000,000           6.44%

               Xavier Gras Balaguer
               420 Lexington Ave.
               Suite 212
               New York, NY 10170              150,000           0.48%

               Directors and Officers
               as a Group
               (2) 5 persons                15,343,512          48.92%



	(1) The percentages are calculated on the basis of 31,057,418 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire, owned by such a person if exercisable within 60 days of May 31, 2006 redeemed outstanding, but such shares are not deemed outstanding for the purpose of calculating the percentage of Common Stock owned by any other person. All share ownership is direct unless otherwise indicated.

	(2) Includes, 100,000 and 210,000 warrants to purchase the Company's Common Stock held by, Dr. Ehrlich and Mr. Luther, respectively.


Item 12. Certain Relationships and Related Transactions.

		None.

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

*** Incorporated by reference to Registrant's Form 8K dated September 6, 1995.

****     Incorporated by reference to Registrant's Form 10-
         KSB for the fiscal year ended May 31, 1998.


(b)          Reports on Form 8-K


There were no reports on Form 8-K filed by the Company during the fourth Quarter at the year ended May 31, 2006.





SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LESCARDEN INC.


By:     S/William E. Luther
          William E. Luther, President
          August 24, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     S/William E. Luther
          William E. Luther
          August 24, 2006

          President, Principal Executive
          Officer, Principal Financial
          Officer, Principal Accounting
          Officer and Director


By:     S/George E. Ehrlich
          George E. Ehrlich
          August 24, 2006

          Director


By:     S/Charles T. Maxwell
          Charles T. Maxwell
          August 24, 2006

          Director


By:     S/Russell O. Wiese
          Russell O. Wiese
          August 24, 2006

          Director


By:     S/Xavier Gras Balaguer
          Xavier Gras Balaguer
          August 24, 2006

          Director





Report of Independent Registered Public Accounting Firm              F-2

Balance Sheet as of May 31, 2006                                     F-3

Statement of Income for the Years Ended May 31, 2006 and 2005	     F-4

Statement of Stockholders' Equity for the Years Ended
May 31, 2006 and 2005                                                F-5

Statement of Cash Flows for the Years Ended May 31, 2006 and 2005    F-6

Notes to Financial Statements                                     F-7 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Lescarden Inc.


     We have audited the accompanying balance sheet of Lescarden Inc. (the "Company") as of May 31, 2006, and the related statements of income, stock holders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2006, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with United States generally accepted accounting principles.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 12, 2006



                                BALANCE SHEET
                                -------------

May 31, 2006
---------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                              $    1,094,677
  Accounts receivable 	                                                         68,823
  Inventory	                                                                202,466
---------------------------------------------------------------------------------------
      Total current assets                                                    1,365,966

Deferred Income Tax Asset, net of valuation allowance of $1,687,000	           -
---------------------------------------------------------------------------------------
      Total Assets                                                       $    1,365,966
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                  $       86,536
  Deferred license fees 	                                              1,143,500
---------------------------------------------------------------------------------------
      Total liabilities                                                       1,230,036
---------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Convertible preferred stock - $.02 par value; $1.50 liquidation value
   (aggregating $138,000); authorized 2,000,000 shares, issued and
   outstanding 92,000 shares	                                                  1,840
  Common stock - $.001 par value; authorized 200,000,000 shares, issued
   and outstanding 31,057,418 shares	                                         31,057
  Additional paid-in capital	                                             16,634,596
  Accumulated deficit	                                                    (16,531,563)
---------------------------------------------------------------------------------------
      Stockholders' equity	                                                135,930
---------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                         $    1,365,966
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------



                                STATEMENT OF INCOME
                                -------------------

Year ended May 31,                                                  2006           2005
---------------------------------------------------------------------------------------

Revenue:
  Product sales                                            $   1,379,700  $   2,077,258
  License fees	                                                 178,908        353,625
  Interest income	                                          12,100            861
---------------------------------------------------------------------------------------
Total revenue	                                               1,570,718      2,431,744
---------------------------------------------------------------------------------------

Costs and expenses:
  Cost of product sales                                          590,045      1,050,880
  Salaries:
    Officer	                                                 138,542        119,333
    Office	                                                  96,732         82,898
  Interest	                                                    -            24,437
  Professional fees and consulting	                         230,448        202,906
  Commissions	                                                  57,461        265,000
  Research and development 	                                  20,397         11,735
  Rent and office expenses 	                                 126,378         98,734
  Travel and meetings	                                         126,551        102,804
  Payroll and other taxes	                                  19,144         16,422
  Insurance 	                                                  62,199         23,354
  Other administrative expenses	                                  35,297         39,194
---------------------------------------------------------------------------------------
Total costs and expenses                                       1,503,194      2,037,697
---------------------------------------------------------------------------------------
Net income (loss)	                                    $     67,524   $    394,047
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Net income (loss) per common share - basic and diluted      $        .00   $        .01
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding:
  Basic		                                              30,919,918     30,099,726
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
  Diluted                                                     31,176,151     30,600,512
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                 ---------------------------------

CAPTION>
                                    Convertible
                                  Preferred Stock                Common Stock         Additional                   Stockholders'
                               Number of    Par Value       Number of    Par Value     Paid-in     Accumulated         Equity
                                 Shares      Amount           Shares     Amount        Capital     Deficit          (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2004	         92,000	  $1,840      29,830,495       $29,830      $16,288,109	    $(16,993,134)   $(673,355)
Issuance of common stock
 upon exercise of warrants	   -        -          1,076,923	 1,077          278,923	            -         280,000
Imputed interest on advances
 from related parties	           -        -               -             -              15,214             -          15,214
Net loss                           -        -               -             -     	   -             394,047      394,047
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2005   	 92,000    1,840      30,907,418        30,907       16,582,246	     (16,599,087)      15,906

Issuance of common stock
 upon exercise of warrant
                                   -        -            150,000           150           52,350              -         52,500

Net income                         -        -               -              -                -             67,524       67,524
---------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2006	         92,000	   $1,840     31,057,418       $31,057      $16,634,596     $(16,531,563)   $ 135,930
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


                                       STATEMENT OF CASH FLOWS
                                       -----------------------

Year ended May 31,                                                        2006             2005
-----------------------------------------------------------------------------------------------


Cash flows from operating activities:
  Net income                                                         $  67,524       $  394,047
  Adjustments to reconcile net income to net cash provided by operating activities:
    Imputed interest on advances from stockholder                          -             15,214
    Changes in operating assets and liabilities:
       Increase accounts receivable                                    (58,253)         (10,570)
       Decrease (increase) in prepaid expense                            2,959           (2,959)
       (Increase) decrease in inventory                               (100,025)          52,779
       Decrease in accounts payable and accrued expenses              ( 95,922)         (55,833)
       Increase in deferred license fee                                195,875          721,375
-----------------------------------------------------------------------------------------------
	Net cash provided by operating activities                       12,158        1,114,053
-----------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Advances from stockholder and related parties                           -              30,000
  Repayment of advances from stockholders                                 -            (120,000)
  Proceeds from issuance of common stock                                52,500             -
-----------------------------------------------------------------------------------------------
	Net cash provided by (used in) financing activities             52,500          (90,000)
-----------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                               64,658        1,024,053

Cash at beginning of year                                            1,030,019            5,966
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $ 1,094,677      $ 1,030,019
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Supplemental schedule of noncash financing activity:

  Conversion of advances received from related parties
   to common stock                                                       -          $   280,000
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:

  Cash paid during the year for interest                                 -          $     9,223
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


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

     Revenue from product sales is recognized upon shipment of the product when title to the property and risk of loss transfers to the buyer, and collectibility of the sales price is reasonably assured.

     The deferred license fees of $1,143,500 stated on the balance sheet relate to license fees received from the Company's licensees in Canada, Europe and Korea which are being amortized straight line over the term of the license agreements.

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

     Basic earnings per share is net income per common share divided by the weighted-average number of common shares outstanding during the year. Diluted earnings per share for the year ended May 31, 2006 and 2005 is computed by dividing net income by the weighted-average number of common stock and potential common stock (176,733 and 431,177 common stock warrants, respectively and 92,000 shares of preferred stock, respectively).

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

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which superceded SFAS No. 123, Accounting for Stock-Based Compensation. and APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.
123 (R) requires the recognition of stock-based compensation expense in the financial statements.

     Effective June 1, 2006, the Company adopted SFAS No. 123 (R) utilizing the modified prospective method. The implementation of SFAS 123 (R) will have no impact for the year ended May 31, 2007 since there was no stock options outstanding at May 31, 2006.

     Under the modified prospective method, the provisions of SFAS No. 123 (R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, "Accounting for Stock Based Compensation", shall be recognized in net earnings in the periods after the date of adoption. Stock options are expected to be granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Compensation expense for stock options will be recognized over the period for each separately vesting portion of the stock option award.

     There is no impact on the basic and diluted earnings per share on the statement of income. For the 2005 fiscal year the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation granted to employees and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123. Had the Company elected to recognize compensation cost based on the fair value of the warrants granted at the grant date, as prescribed by SFAS No. 123, the Company's net income and net income per common share would have been as follows:

Year ended May 31,                                          2005
------------------------------------------------------------------

Net income, as reported                                 $ 394,047
Deduct:  Total stock-based employee
 compensation expense determined under
 fair-value-based method for all awards                    (8,905)
-------------------------------------------------------------------

Pro forma net income		                        $ 385,142
-------------------------------------------------------------------
-------------------------------------------------------------------

Income per share, as reported                           $     .01
-------------------------------------------------------------------
-------------------------------------------------------------------

Pro forma                                               $     .01
-------------------------------------------------------------------
-------------------------------------------------------------------

     The fair value of each option granted prior to June 1 , 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended May 31, 2005: expected volatility of 262%; risk-free interest rates of 3.83%; and expected lives of 5 years. There were no options outstanding at May 31, 2006.

     Recent accounting pronouncements. In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its financial condition or results of operations.

     The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

2.   INVENTORY:     Inventory at May 31, 2006 consists of the following:

                      Finished goods                             $ 82,461
                      Raw materials                               120,005
--------------------------------------------------------------------------
                                                                 $202,466
--------------------------------------------------------------------------
--------------------------------------------------------------------------


3.   STOCK OPTIONS AND WARRANTS:

     In the year ended May 31, 1993, the Company approved the "1992
Employee Incentive Stock Plan" (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 2006, no options were granted under the 1992 Plan.

     The following is a summary of transactions relating to warrants which are granted at the discretion of the board of directors:

                                                        Weighted-
                                 Number of              average
                                  Warrants            Exercise Price
                                 Exercisable            Per Share
--------------------------------------------------------------------------

Balance at June 1, 2004	         5,726,614               $ 1.14
Granted                            226,149                  .32
Expired                         (1,812,219)                 .35
--------------------------------------------------------------------------

Balance at May 31, 2005          4,140,544                 1.11
Exercised                         (150,000)                 .35
Expired                         (3,137,778)                1.33
--------------------------------------------------------------------------

Balance at May 31, 2006            852,766                $ .24
--------------------------------------------------------------------------
--------------------------------------------------------------------------



     The following table summarizes the information about warrants outstanding at May 31, 2006:

Warrants Outstanding and Exercisable
--------------------------------------------------------------------------

                                               Weighted-
                                                average      Weighted-
                                               Remaining      average
                  Range of        Number       Contractual    Exercise
               Exercise Price  Outstanding    Life (Years)      Price
------------------------------------------------------------------------

               $  .15               100,000        4.83       $  .15
                  .15625 - .29      362,766        1.38	         .18
                  .30 - .34         390,000        1.58	         .32
------------------------------------------------------------------------
               $  .15 - $2.00	    852,766                   $  .24
------------------------------------------------------------------------
------------------------------------------------------------------------


4.   MAJOR CUSTOMERS AND SUPPLIER:

     During the year ended May 31, 2006 and May 31 2005, sales to two customers accounted for approximately 57% and 92% of net product sales respectively.

     Substantially all of the Company's purchases of its primary raw material for the Company's principal merchandise inventory for the years ended May 31, 2006 and 2005 were from one vendor.


5.   COMMITMENTS AND CONTINGENCIES:

     The Company has a noncancelable lease with an unrelated third party to rent office space. The lease, which expires on January 31, 2011, is subject to real estate tax escalations and electrical inclusions. The aggregate minimum rental payments under this lease are as follows:

Year ending May 31,


        2007                   64,145
        2008                   65,428
        2009                   68,182
        2010                   72,435
        2011                   48,930
--------------------------------------------
	                     $319,120
--------------------------------------------
--------------------------------------------

     Rent expense charged to operations for the years ended May 31, 2006 and 2005 amounted to approximately $85,000 and $71,000, respectively.

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

     In November 2002, the Company and ICN entered into an agreement, whereby the Company granted ICN the exclusive license for the Product in Portugal, Greece and Cyprus for $100,000. Payment was made by offsetting this amount against an advance payment from ICN to the Company for Product that was not shipped. This amount is being amortized over the remaining life of the license (six years). In the accompanying May 31, 2006 balance sheet, $34,375 is included in deferred license fees.

     On June 4, 2002, the Company announced that it had entered into a license agreement with another entity related to ICN granting this entity a 10-year exclusive license to market the Product in Canada. All of the license fees were paid in the fiscal year ended May 31, 2003, upon the Company having secured registration and marketing approval for the Product from the Canadian Health Authorities and are being amortized over the life of the license. In the accompanying May 31, 2006 balance sheet, $130,000 is included in deferred license fees.

     On September 16, 2004, the Company announced that it had entered into a license agreement with Valeant Pharmaceuticals International (formerly
ICN Iberica) granting Valeant a 10-year exclusive license to market Lescarden's proprietary product, Catrix(R) Wound Dressing throughout Europe. This agreement expands the current relationship between the two companies. Valeant Iberica (formerly ICN Iberica), a division of Valeant Pharmaceuticals International, currently distributes Catrix in Spain, Portugal, Greece, Cyprus and Malta. The new license agreement expands the distribution to include the 25 European Union member countries as well as the Balkan countries, Russia and the other member countries of the Commonwealth of Independent States. Sales of Catrix(R) commenced in the EU countries in November and December 2004. In the accompanying May 31, 2006 balance sheet, $928,125 of license fees received from this agreement is included in deferred license fees.

     On December 22, 2004, the Company announced that it had entered into a license agreement with Daewoong Pharmaceutical Co. Ltd. of Seoul, Korea granting Daewoong a 10-year exclusive license to market Lescarden's proprietary product Catrix(R) Wound Dressing in South Korea. Daewoong is the fourth largest pharmaceutical manufacturer and distributor in Korea. Implementation of this agreement is contingent upon securing marketing approval for the product by the Korean FDA. In the accompanying May 31, 2006 balance sheet, $51,000 of license fees received from this agreement is included in deferred license fees.

     A revised agreement with a former chairman, which is for a period of 20 years, provides for a minimum annual consultancy fee/pension payment of $25,000 to be paid in any year in which the Company's net worth is in excess of $2,500,000 or pretax profits of $500,000 are achieved. In the event of the death of this former chairman, any amounts due under this agreement will be payable to his estate. Additionally, the agreement provides for the issuance of nonqualified stock options to purchase 100,000 shares of the Company's common stock. Under the agreement, costs cannot be reasonably estimated principally because the conditions required to create a liability do not exist at May 31, 2006 and are not anticipated in the foreseeable future.


6.   STOCKHOLDERS' EQUITY:

     The convertible preferred stock has a preference upon liquidation of $1.50 per share; is convertible, at the option of the holder, into one share of the Company's common stock for each share of preferred stock;
and is callable, at the option of the Company at such time as its net worth exceeds $3,000,000, for $1.50 per share. Additionally, holders of preferred stock are entitled to vote for directors of the Company on a one -share/one-vote basis.


7.   INCOME TAXES:

     The Company has net operating loss carryforwards of approximately $4,963,000 available to reduce future taxable income which expire in various years through 2024.

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

The deferred income tax asset is comprised of the following at May 31, 2006:

Net operating loss carryforwards      $ 1,687,000
---------------------------------------------------
Gross deferred tax assets               1,687,000
Valuation allowance                    (1,687,000)
---------------------------------------------------

   Net deferred income tax asset      $   - 0 -
---------------------------------------------------
---------------------------------------------------

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended May 31,                          2006        2005
---------------------------------------------------------------
Tax benefit at federal statutory rate       (34)%       (34)%
Increase in valuation allowance              34          34
---------------------------------------------------------------
                                          - 0 - %      - 0 -%
---------------------------------------------------------------
---------------------------------------------------------------