Form 10-Q
period 2006-08-31
LESCARDEN INC
filed 2006-10-13
CIK 58822

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

            Form 10-QSB - Quarterly or Transitional Report
            (Added by 34-30968, eff. 8/13/93, as amended)


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended August 31,2006.
                               -----------------

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class                       	    Outstanding at October 6, 2006
----------------------------            --------------------------------
Common Stock $.001 par value                        31,057,418

                                     LESCARDEN INC.

                               CONDENSED BALANCE SHEETS

                                         ASSETS


                                                  August 31,2006               May 31, 2006
	                                            (UNAUDITED)                  (AUDITED)
	                                         ----------------            ---------------
Current Assets:
Cash and cash equivalents                          $     952,762               $  1,094,677
Accounts Receivable                                       89,018                     68,823
Inventory                                                198,599                    202,466
                                                 ----------------            ---------------
Total Current Assets                                   1,240,379                  1,365,966

Deferred Income Tax Asset, net of valuation
allowance of $1,736,000 and $1,687,000 at
August 31, 2006 and May 31, 2006, respectively
                 Total Assets                      $   1,240,379               $  1,365,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Currents Liabilities:
Accounts payable and accrued expenses              $     142,630               $     86,536

Deferred license fees                                  1,105,750                  1,143,500
                                                   --------------              -------------
Total liabilities                                      1,248,380                  1,230,036


Commitments and Contingencies

Stockholders' Equity:
Convertible Preferred Stock                                1,840                      1,840
Common Stock                                              31,057                     31,057
Additional Paid-In Capital                            16,634,596                 16,634,596
Accumulated Deficit                                  (16,675,494)               (16,531,563)
                                                   --------------             --------------
Stockholders'(deficiency) Equity                          <8,001>                   135,930
                                                   --------------             --------------
Total Liabilities and
Stockholders'(deficiency)Equity                     $  1,240,379               $  1,365,966
                                                   --------------             --------------


See notes to financial statements

                                       LESCARDEN INC.

                             CONDENSED STATEMENTS OF OPERATIONS


	                                                       (UNAUDITED)
                                                           For the Three Months
                                                           Ended August 31, 2006

	                                                       2006           2005
                                                           -----------     ----------
Total Revenues	                                           $  118,910      $ 482,129
                                                           -----------     ----------
Costs and Expenses:
Cost of  Sales                                                 58,780        256,606
Salaries   Officer                                             37,500         31,250
Salaries - Office                                              24,231         33,478
Professional Fees and Consulting                               61,161         58,612
Research and Development                                          -           20,397
Rent and Office Expenses                                       32,416         36,486
Travel and Meetings                                            30,817         26,127
Payroll and Other Taxes	                                        6,563          4,740
Insurance                                                       4,671         10,173
Other Administrative Expenses                                   6,702         11,916
                                                           -----------     ----------

Total Costs and Expense                                       262,841        489,785

Net Income (Loss)                                          $ (143,931)      $ (7,656)
                                                           -----------     -----------
Net Income (Loss) Per Share - Basic and Diluted                $(0.00)        $(0.00)
                                                           -----------     -----------
                                                           -----------     -----------

Weighted Average Number of
  Common Shares Outstanding - Basic and Diluted            31,057,418      30,907,418
                                                           -----------     -----------
                                                           -----------     -----------




See notes to financial statements

                                               LESCARDEN INC.

                                    CONDENSED STATEMENTS OF CASH FLOWS


	                                                             (UNAUDITED)
                                                             For the Three Months Ended
                                                                  August 31, 2006


	                                                       2006             2005
                                                         -------------    --------------
Cash Flows Used in Operations
Net Loss		                                  $  (143,931)     $   (7,656)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities
(Increase) in accounts receivable                             (20,195)       (410,288)
Decrease(Increase) in inventory	                                3,867          (1,144)
Decrease in prepaid expense                                                     2,959
Increase(Decrease)in accounts payable and
accrued expenses                                               56,094          (4,107)
(Decrease)in deferred license fees                            (37,750)        (28,375)
                                                          ------------    -------------
Net Cash Flow Used In Operations                             (141,915)       (448,611)
                                                          ------------    -------------
Decrease in cash                                             (141,915)       (448,611)

Cash - Beginning of Period                                  1,094,677       1,030,019
                                                          ------------    -------------
Cash - End of Period                                       $  952,762      $  581,408
                                                          ------------    -------------



See notes to financial statements

                                 LESCARDEN INC.

                    (UNAUDITED) NOTES TO FINANCIAL STATEMENTS

                                August 31, 2006

Note 1 - General:

     The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2006.

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

     The deferred license fee of $1,105,750 stated on the balance sheet relates to licensee fees received from the Company's licensees and is being amortized over the term of the license agreements.

Note 3 - Segment Reporting:

     Due to the materiality of the sales of its cosmetics product and food supplements in addition to the company's CATRIX(R) Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

Note 4 - Inventory:

Inventory at August 31, 2006 consists of the following:


Finished Goods and deposit           $   80,649
Raw Materials                           117,950
                                     -----------
                                     $  198,599


Note 5. Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109"
("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.The Company is currently reviewing this new standard to determine its effects, if any, on its results of operations or financial position.

                                 LESCARDEN INC.

            Management's Discussion and Analysis of  Financial Condition
                           and Results of Operations
                                August 31, 2006




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

Three months ended August 31, 2006 compared to August 31, 2005

     The Company's revenues decreased in the fiscal quarter ended August 31, 2006 compared to August 31, 2005 by 75% or $363,219 primarily due to decreased sales of Catrix(R) Wound Dressing to its licensees.

     The decrease in product sales was largely due to significant inventory that Valeant, the Company's European licensee, had acquired for the region toward the end of fiscal 2006, which was still being worked off in this quarter.

     In June, Lescarden reached an agreement with Smith & Nephew, a leader in the wound care market to distribute Catrix Wound Dressing in Spain to general practitioners and primary care physicians, leaving Valeant to cover the dermatology segment of the market.

     Smith & Nephew has extensive field experience and a solid reputation among physicians it is already contacting. The Company believes this new arrangement will help to reinvigorate Spanish sales of the Wound Dressing.

     In addition, the Company continues to work with licensees in the non-EU countries and the Far East to obtain the various marketing and reimbursement approvals necessary to facilitate large scale use of the Company's products.

     Total costs and expenses during the three months ended August 31, 2006 were 47% or $229,944 lower than those of the comparative prior year period. The decrease was principally due to lower, cost of product sales of $197,826 and research and development of $20,397.

Liquidity and Capital Resources

Overview

     The Company had a loss of $143,931 for the three months ended August 31, 2006 principally as the result of lower revenues.


Present Liquidity

     As of August 31, 2006, the Company's current assets exceeded its accounts payable and accrued expenses by $1,097,749.

     The Company's cash and cash equivalents balance decreased by $141,915 in the quarter ended August 31, 2006 to $952,762.

     The material direct costs related to the Catrix(R) Wound Dressing product were incurred in periods prior to those presented. The estimated costs necessary to support the product's development, other than to finance significant inventory levels, is not expected to be significant.

     The Company has no material commitments for capital expenditures at August 31, 2006.


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

Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10QSB.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-QSB.

LESCARDEN INC.

Part II - Other Information




Item 6. Exhibits and Reports on Form 8-K

(A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 2006.



INDEX TO EXHIBITS

 31    Certification pursuant to Exchange Act Rule 13a - 14 (a)/15d-14(a)

 99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 ofthe Sarbanes-Oxley Act of 2002

                                     Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               LESCARDEN INC.
                                (Registrant)




                            Date: October 9, 2006

                                S/William E. Luther
                                  William E. Luther
                                  President and
                                  Chief Executive Officer