Form 10-Q
period 2006-11-30
LESCARDEN INC
filed 2007-01-12
CIK 58822

U.S. Securities and Exchange Commission
	              Washington, D.C. 20549

	     Form 10 QSB   Quarterly or Transitional Report
	     (Added by 34 30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended November 30, 2006

[   ] Transition Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from to

Commission file number 0 10035


                        LESCARDEN, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

          New York                               13-2538207
-------------------------------             --------------------
(State or other jurisdiction of		       (I.R.S Employer
incorporation or organization)		     Identification No.)


420 Lexington Ave. Ste 212, New York               10170
----------------------------------------          ----------
(Address of principle executive office)         (Zip Code)

Issuer's telephone number  212-687-1050
                          --------------



(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



           Class                     Outstanding January 8, 2007
-----------------------------       -----------------------------
Common Stock $.001 par value                 31,057,418







                           LESCARDEN INC.

                     CONDENSED BALANCE SHEETS

                               ASSETS



                                      November 30,2006         May 31, 2006
                                         (UNAUDITED)             (AUDITED)

Current Assets:
Cash and cash equivalents              $    741,374            $  1,094,677
Accounts Receivable                          43,218                  68,823
Inventory                                   222,360                 202,466
                                      -------------           -------------
Total Current Assets                      1,006,952               1,365,966

Deferred Income Tax Asset,
net of valuation allowance of
$1,770,000 and $1,687,000 at
November 30, 2006 and
May 31, 2006, respectively

              Total Assets             $  1,006,952            $  1,365,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Currents Liabilities:
Accounts payable and accrued expenses   $    48,494            $     86,536

Deferred license fees                     1,068,000               1,143,500
                                        -----------            ------------
Total liabilities                         1,116,494               1,230,036

Commitments and Contingencies

Stockholders' Equity (deficiency):
Convertible Preferred Stock                   1,840                   1,840
Common Stock                                 31,057                  31,057
Additional Paid-In Capital               16,634,596              16,634,596
Accumulated Deficit                     (16,777,035)            (16,531,563)
                                       -------------          --------------
Stockholders' Equity(deficiency)           (109,542)                135,930
                                       -------------          --------------
Total Liabilities and Stockholders'
Equity (deficiency)	               $  1,006,952            $  1,365,966


See notes to financial statements












                                  LESCARDEN INC.
                        CONDENSED STATEMENTS OF OPERATIONS


	                                    (UNAUDITED)                   (UNAUDITED)
                                      For The Three Months            For The Six Months
                                       Ended  November 30,            Ended  November 30,


                                      2006           2005               2006          2005

Total Revenues                    $ 123,558       $ 444,971        $  242,468     $  927,100

Costs and Expenses:
Cost of  Sales                       19,214         207,577            77,994        464,183
Salaries   Officer                   37,500          32,292            75,000         63,542
Salaries - Office                    24,647          17,826            48,878         51,304
Professional Fees and Consulting     47,792          50,417           108,953        109,029
Research and Development                -               -                 -           20,397
Rent and Office Expense              28,380          14,805            60,796         51,291
Travel and Meetings                  18,453          28,481            49,270         54,608
Payroll and other taxes               3,278           3,217             9,841          7,957
Insurance                            41,483          27,317            46,154         37,490
Other Administrative Expenses         4,352           6,900            11,054         18,816
Total Costs and Expense             225,099         388,832           487,940        878,617

Net Income (Loss)                 $(101,541)      $  56,139         $(245,472)     $  48,483

Net Income (Loss) Per Share -
Basic and Diluted                   $(0.00)           $0.00           $ (0.01)       $  0.00

Weighted Average Number of
  Common Shares Outstanding -
  Basic and Diluted              31,057,418      30,907,418         31,057,418    30,907,418

See notes to financial statements


                               LESCARDEN INC.

                     CONDENSED STATEMENTS OF CASH FLOWS



	                                                 (UNAUDITED)
                                                   For the Six Months Ended
                                                       November 30, 2006

                                                      2006                   2005

Cash Flows Used in Operations
Net Income (Loss)                                 $ (245,472)          $    48,483
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Changes in operating assets and liabilities
Decrease(Increase) in accounts receivable             25,605              (371,990)
     (Increase) in inventory                         (19,894)              (12,404)
Decrease in prepaid expense                             -                    2,959
     (Decrease)Increase in accounts payable and
accrued expenses                                     (38,042)               54,223
(Decrease)in deferred license fees                   (75,500)              (56,750)

Net Cash Flow Used In Operations                    (353,303)             (335,479)

 Decrease in cash                                   (353,303)             (335,479)

Cash - Beginning of Period                         1,094,677             1,030,019

Cash - End of Period                              $  741,374            $  694,540


See notes to financial statements
















                            LESCARDEN INC.

            (UNAUDITED) NOTES TO FINANCIAL STATEMENTS

November 30, 2006

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

The deferred license fee of $1,068,000 stated on the balance sheet relates to licensee fees received from the Company's licensees and is being amortized over the term of the license agreements.

Note 3 - Segment Reporting:
Due to the materiality of the sales of its cosmetics product and food supplements in addition to the company's CATRIX(R) Wound Dressing product, the Company believes it has one business segment for financial reporting purposes.

Note 4 - Inventory:
Inventory at November 30, 2006 consists of the following:

Finished Goods  $         78,024
Raw Materials            144,336
                ----------------
                $        222,360


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



                          November 30, 2006

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


Three months ended November 30, 2006 compared to November 30, 2005

The Company's revenues decreased in the fiscal quarter ended November 30, 2006 compared to November 30, 2005 by 72% or $321,413 primarily due to decreased sales of CATRIX(R) Wound Dressing to its major licensee in Europe.

In July 2006, the Company reached an agreement with Smith & Nephew; a leader in the wound care market to distribute Catrix Wound Dressing in Spain to general practioners and primary care physicians, leaving Valeant Pharmaceuticals to cover the dermatology segment of the market. Smith & Nephew has extensive field experience and a solid reputation among physicians it is already contacting. The Company believes this new arrangement will help increase Spanish sales of the Wound Dressing.

It is anticipated, but can not be assured, that the license agreement with Valeant Pharmaceuticals will be terminated during the fiscal third quarter, ending February 28, 2007. This will allow the Company to pursue distribution and licensing arrangements with organizations better capable of addressing these markets.

In addition, the Company continues to work with licensees in the non-EU countries and the Far East to obtain marketing and insurance reimbursement approval necessary to facilitate large-scale use of the Company's products.

Total costs and expenses during the three months ended November 30, 2006 were 42% or $163,733 lower than those of the comparative prior year period. The decrease was principally due to lower, cost of product sales of $188,363 which was partially offset by an increase in insurance expense of $14,166.


Six months ended November 30, 2006 compared to November 30, 2005

The Company's revenues decreased in the six months ended November 30, 2006 compared to November 30, 2005 by 74% or $684,632 primarily due to decreased sales of CATRIX(R) Wound Dressing to its major licensee in Europe.

Total costs and expenses during the six months ended November 30, 2006 were 44% or $390,677 lower than those of the comparative prior year period. The decrease was principally due to lower cost of product sales of $386,189 and research and development of $20,397.


                      Liquidity and Capital Resources


Overview

The Company had a loss of $245,472 for the six months ended November 30, 2006 principally as the result of lower revenues.


Present Liquidity

As of November 30, 2006, the Company's current assets exceeded its accounts payable and accrued expenses by $958,458.

The Company's cash and cash equivalents balance decreased by $353,303 in the six months ended November 30, 2006 to $741,374.

The material direct costs related to the Catrix(R) Wound Dressing product were incurred in periods prior to those presented. The estimated costs necessary to support the product's development, other than to finance significant inventory levels, is not expected to be significant.

The Company has no material commitments for capital expenditures at November 30, 2006.


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



                              LESCARDEN INC.

                       Part II - Other Information




Item 6. Exhibits and Reports on Form 8-K

(A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 2006.



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





       LESCARDEN INC.
       (Registrant)




       Date: January 10, 2007

       S/William E. Luther
         William E. Luther
         President and
         Chief Executive Officer