Form 10QSB
period 2007-02-28
LESCARDEN INC
filed 2007-04-12
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB
Quarterly or Transitional Report

(Mark One)
☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to

Commission file number 0-10035

LESCARDEN, INC.
(Exact name of small business issuer as specified in its charter)

New York	13-2538207
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

420 Lexington Ave. Ste 212, New York	10170
(Address of principle executive office)	(Zip Code)

Issuer’s telephone number	212-687-1050

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding April 6, 2007
Common Stock $.001 par value	31,057,418

LESCARDEN INC.

CONDENSED BALANCE SHEETS

ASSETS

	February 28,2007	May 31, 2006
	(UNAUDITED)	(AUDITED)

Current Assets:
Cash and cash equivalents	$595,920	$1,094,677
Accounts Receivable	29,909	68,823
Inventory	209,854	202,466
Total Current Assets	835,683	1,365,966

Deferred Income Tax Asset, net of valuation allowance of $1,815,000 and $1,687,000 at February 28, 2007 and May 31, 2006, respectively
Total Assets	$835,683	$1,365,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Currents Liabilities:
Accounts payable and accrued expenses	$45,839	$86,536

Deferred license fees	1,030,250	1,143,500
Total liabilities	1,076,089	1,230,036

Commitments and Contingencies

Stockholders' Equity (deficiency):
Convertible Preferred Stock	1,840	1,840
Common Stock	31,057	31,057
Additional Paid-In Capital	16,634,596	16,634,596
Accumulated Deficit	(16,907,899)	(16,531,563)
Stockholders' Equity(deficiency)	(240,406)	135,930
Total Liabilities and Stockholders' Equity (deficiency)	$835,683	$1,365,966

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For The Three Months Ended February 28,		(UNAUDITED) For The Nine Months Ended February 28,

	2007	2006	2007	2006

Total Revenues	$79,104	$492,202	$321,572	$1,419,302

Costs and Expenses:
Cost of Sales	11,671	162,789	89,665	626,972
Salaries - Officer	37,500	37,500	112,500	101,042
Salaries – Office	26,096	19,397	74,974	70,701
Professional Fees and Consulting	33,092	63,430	142,045	172,459
Rent and Office Expense	28,383	38,991	89,179	90,282
Travel and Meetings	58,807	28,562	108,077	83,170
Research and Development				20,397
Payroll and Other Taxes	5,257	6,169	15,098	14,126
Insurance	5,047	12,729	51,201	50,219
Other Administrative Expenses	4,115	11,961	15,169	30,777
Total Costs and Expense	209,968	381,528	697,908	1,260,145

Net Income (Loss)	$(130,864)	$110,674	$(376,336)	$159,157

Net Income (Loss) Per Share – Basic and Diluted	$(0.00)	$0.00	$(0.01)	$0.01

Weighted Average Number of Common Shares Outstanding –
Basic	31,057,418	30,907,418	31,057,418	30,907,418
Diluted	31,057,418	30,965,835	31,057,418	30,926,890

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the Nine Months Ended February 28,

	2007	2006

Cash Flows Used in Operations
Net Income (Loss)	$(376,336)	$159,157
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities
Decrease(Increase) in accounts receivable	38,914	(356,075)
Increase in inventory	(7,388)	(43,085)
Increase in prepaid expense	-	(4,541)
(Decrease) in accounts payable and Accrued expenses	(40,697)	(8,423)
(Decrease) increase in deferred license fees	(113,250)	233,250

Net Cash Flow Used In Operations	(498,757)	(19,717)

Decrease in cash	(498,757)	(19,717)

Cash and cash equivalents- Beginning of Period	1,094,677	1,030,019

Cash and cash equivalents– End of Period	$595,920	$1,010,302

See notes to financial statements

LESCARDEN INC.

(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

February 28, 2007

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

The deferred license fee of $1,030,250 stated on the balance sheet relates to licensee fees received from the Company's licensees and is being amortized over the term of the license agreements.

Note 3 - Inventory:

Inventories are valued at lower of cost, using first in first out method. Inventory at February 28, 2007 consists of the following:

Finished Goods	$72,096
Raw Materials	137,758
$209,854

Note 4 -  Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.The Company is currently reviewing this new standard to determine its effects, if any, on its results of operations or financial position.

LESCARDEN INC.

Management's Discussion and Analysis of  Financial Condition
and Results of Operations
February 28, 2007

Results of Operations

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

Three months ended February 28, 2007 compared to February 28, 2006

The Company’s revenues decreased in the fiscal quarter ended February 28, 2007 compared to February 28, 2006 by 84% or $413,098 primarily due to decreased sales of CATRIX® Wound Dressing to its major licensee in Europe.

Total costs and expenses during the three months ended February 28, 2007 were 45% or $171,560 lower than those of the comparative prior year period. The decrease was principally due to lower, cost of product sales of $151,118, professional fees and consulting of $30,338 and rent and office expenses of $10,608; which was partially offset by an increase in travel and meetings expense of $30,245.

In January 2007, the Company announced that it had agreed to terminate the Valeant Pharmaceuticals Switzerland GmbH license to market Catrix Wound Dressing in Europe. The decision was taken when Valeant shifted its focus away from the hospital and primary care physicians that specialize in wound care, which meant that many potential customers for the Wound Dressing were not receiving adequate coverage.

The termination of the Valeant agreement leaves the Company free to pursue new partners that are better positioned to access the large European wound care market. The Company has already taken the significant step in this direction last July, by concluding a deal with Smith & Nephew to distribute the Catrix Wound Dressing in Spain. Smith & Nephew has extensive field experience and a solid reputation among physicians it is already contacting. Smith & Nephew is already actively selling the Catrix Wound Dressing and we are hopeful that future sales should reflect important increases form current levels.

In addition, the Company continues to work with licensees in the non-EU countries and the Far East to obtain marketing and insurance reimbursement approval necessary to facilitate large-scale use of the Company’s products.  In March 2007, the Company finalized an agreement with Newmed Distributors Inc. of the Republic of the Philippines. Under the terms of the agreement, the Company has granted Newmed the rights to distribute the Catrix Skin Care line of products in the Philippines. Newmed has commenced pre-launch marketing and promotional activities to plastic surgeons and dermatologists in anticipation of obtaining full marketing approval from the Filipino Board of Food and Drugs, hopefully, in the next fiscal quarter. Newmed Distributors, Inc. is an emerging company with a worldwide network of principals in diversified markets of Pediatrics, Obstetrics & Gynecology, Anesthesiology, Surgery, Dermatology and Oncology.

Nine months ended February 28, 2007 compared to February 28, 2006

The Company’s revenues decreased in the nine months ended February 28, 2007 compared to February 28, 2006 by 77% or $1,097,730 primarily due to decreased sales of CATRIX® Wound Dressing to its major licensee in Europe.

Total costs and expenses during the nine months ended February 28, 2007 were 45% or $562,237 lower than those of the comparative prior year period. The decrease was principally due to lower, cost of product sales of $537,307, professional fees and consulting of $30,414  and research and development of $20,397; which was partially offset by an increase in travel and meetings expense of $24,907.

Liquidity and Capital Resources

Overview

The Company had a loss of $376,336 for the nine months ended February 28, 2007 principally as the result of lower revenues.

Present Liquidity

As of February 28, 2007, the Company’s current assets exceeded its accounts payable and accrued expenses by $789,844. The Company’s cash and cash equivalents balance decreased by $498,757 in the nine months ended February 28, 2007 to $595,920.

The Company has no material commitments for capital expenditures at February 28, 2007.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its Chief Executive/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive/Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive/Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive/Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10QSB.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-QSB.

LESCARDEN INC.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(A)	Reports on Form 8-K:

On January 18, 2007 the Company filed a report on Form 8-K announcing that its Board of Directors has authorized a stock repurchase plan of up to 1,500,000 shares of its outstanding common stock.

INDEX TO EXHIBITS

31	Certification pursuant to Exchange Act Rule 13a – 14 (a)/15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCARDEN INC.
(Registrant)

Date: April 9, 2007

S/William E. Luther
William E. Luther
President and
Chief Executive Officer