Form 10KSB
period 2007-05-31
LESCARDEN INC
filed 2007-08-30
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee required]

For the transition period from                           to

Commission file number 0-10035

LESCARDEN INC.
(Exact name of small business issuer as specified in its charter)

New York	13-2538207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, NY 10170
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
Yes ☒   No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
☒

Issuers revenues for its most recent fiscal year were $ 1,062,806.

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant on July 12, 2007 was approximately $2,339,991.

The number of shares of registrant’s Common Stock outstanding as of July 12, 2007 was 30,943,450.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Forward Looking Statements

This annual report on Form 10-KSB contains predictions projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively “forward-looking statements”).  Forward-looking statements involve risks and uncertainties.  A number of important factors could cause actual results to differ materially from those in the forward-looking statements.  In assessing forward-looking statements, readers are urged to read carefully all cautionary statements including those contained in other sections of this annual report on Form 10-KSB.

PART I

ITEM 1.	BUSINESS

Since its inception in 1960, Lescarden has devoted its resources to fund research and development of proprietary biologic materials with a focus on wound healing, clinical skin care, osteoarthritis and cancer applications.   In the ensuing years, significant studies substantiated the ability of Catrix®, Lescarden's proprietary cartilage powder, to function as a biological response modifier by stimulating the body's immune system. This response has significant, demonstrated benefits for chronic wound management, and has been investigated as a potential treatment for certain types of cancer. Further studies indicated that Catrix has potent anti-inflammatory properties that could also be effective against diseases such as arthritis, scleroderma and psoriasis.

With a solid clinical platform, the Company in recent years has focused its strategy toward pursuing marketing and licensing opportunities for fully developed products that have received patents and are ready for commercialization.

The Company's product line is led by CATRIX® Wound Dressing, a powder derived from bovine cartilage that has been shown to be effective in the management of chronic lesions and burns, and especially helpful when applied to non-healing wounds such as decubitus ulcers, venous stasis ulcers, and diabetic ulcers.  The product has been approved for sale by the FDA and the Spanish Health Ministry for distribution throughout the European Union with additional registration activities proceeding in Asia.

Lescarden also derives revenue from a line of Catrix-based skin care products targeting the Plastic Surgery, Dermatology and Medical Spa markets.  Sales of two nutritional supplements, BIO-CARTILAGE® and POLY-Nag®, a patented glucosamine polymer, also contribute to the Company's overall sales.

Catrix Wound Care

Background

In the early 1950's, the Company's founders discovered that cartilage powder significantly hastened the healing of surgical wounds in animals. Early clinical studies by the Company, supported by extensive product testing and refinement, led to the creation of a proprietary process for purifying bovine cartilage to produce a sterile white powder that could be used to optimize healing. The resulting product was given the brand name Catrix®.

The Company believes there is persuasive evidence that Catrix® functions in the body as a biological response modifier, regulating the components of the immune system.  Some observed effects of Catrix® on the body include:
•	acceleration of wound healing;
•	inhibition of excessive vascularization of certain tissues;
•	inhibition of proliferation of malignant cells;
•	moderation of excessive collagen synthesis by fibroblast cells

Chronic Wound Market

It is estimated that the global market for wound care products is approximately $ 10 billion. This is likely to increase due to several factors:

•
Demographic trends confirm that the world’s population is living longer, a significant plus factor for the Company’s Wound Dressing since it is the elderly who are especially at risk for the various ulcers and non-healing lesions for which the product provides therapy.

•	There is also a steady worldwide increase in the incidences of diabetes which affects a wide range of age groups who are at increase risk of developing non-healing wounds.

•
There is at present no effective treatment for non-healing wounds. This represents a growing problem for hospitals, out- patient centers and long-term care facilities. The best treatment protocols generally focus on proper wound cleaning and preparation (removal of dead tissue around the wound) and maintaining an environment that is conducive to proper healing.

Human Clinical Trial Conducted With Catrix

Decubitus Ulcers

In 2004 a clinical study was performed in Spain by the senior nursing professionals associated with the Spanish Ulcer and Chronic Wound Advisory Panel. The purpose of the study was to demonstrate that Catrix® Wound Dressing could achieve a significant healing effect on pressure ulcers (bed sores) and other chronic wounds that had failed to respond after months of standard wound healing treatment. The 101 lesions included in the study had resisted healing for an average treatment time of 155 days. 51 of the lesions were Stage III, or serious, while 32 lesions were deemed to be Stage IV, very serious (total loss of the skin thickness with extensive destructions, necrosis of tissue in muscle, bone or support structure.)

The conclusions of the study were emphatically positive for Catrix® Wound Dressing: after 49 days of treatment with the Dressing, 38.4% of all lesions had healed completely.  Another 34.7% showed significant improvement. Of the 32 most serious Stage IV lesions, 7 had healed completely, while another 11 had improved to Stage II condition (partial loss of the skin thickness in the epidermis, dermis, or both.)

In their Summary, the administrators of the Study stated:

“…treatment with Catrix is effective in the treatment of pressure ulcers that did not heal after the application of one of several standard treatments…”

“…these results prove that the treatment with Catrix significantly reduces the treatment length, and therefore leads to a reduction in the sanitary cost in this kind of patient.”

“…it is difficult to state the reasons why Catrix was so effective in this study. Although this study does not compare Catrix with other scarring products, we must take into account that all the included pressure ulcers were previously treated with other products, vastly used and considered necessary for the treatment of pressure ulcers at the centres where the patients came from. The cures with these other products were proven to be inefficient, and sometimes to even cause wound deterioration. In all the cases, the only change from the previous treatment was the application of Catrix. We can therefore conclude that the obtained results were due to Catrix.”

In comparing the estimated cost of treating the wounds that healed, including the nursing time and materials, the investigators determined that Catrix® reduced the average cost by 40%.

Nine additional studies have been undertaken in Italy, Germany, Spain, Hungary and Poland to further establish the credibility of Catrix to heal chronic ulcerations.

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

Results of the study demonstrated that Catrix® is more effective than hydrocolloid dressings in the treatment of wounds caused by radiodermatitis (average healing time with Catrix: 4.9 days, vs. an average of 9.0 days with hydrocolloid dressings). Both the nursing staff and patient groups gave Catrix® a higher evaluation in the study.

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

Burns

In February 2007 a pilot study was presented in Korea demonstrating the benefits of utilizing Catrix Wound Dressing with pediatric patients suffering from 2nd and 3rd degree burns. The purpose was to evaluate whether Catrix could provide caregivers with a viable alternative to skin grafting, the standard treatment for these severe burns.

The results will be published soon. They indicate that Catrix Wound Dressing can indeed provide a healing option comparable to graft surgery without the complications and expense associated with grafting. This approach will receive further study, but it appears to offer a new, non-invasive method for treating severe burns that is safer and more cost-effective.

Many plastic surgeons that provide primary care for burn patients are already familiar with the Catrix skin care line, which they utilize to aid in healing cosmetic surgical procedures. Since these surgeons are already part of Lescarden’s customer base, they would appear to be excellent prospects to purchase the Catrix Wound Dressing to treat burn patients. Lescarden intends to capitalize on this opportunity.

Catrix Skin Care

Catrix® powder is formulated into a line of skin care products designed to meet the needs of plastic surgeons, cosmetic dermatologists and their patients. The demonstrated ability of Catrix to expedite healing, reduce inflammation and enhance patient comfort following aesthetic procedures fills a unique niche in the rapidly growing market for cosmetic and anti-aging procedures.
 These Catrix-based products are especially valued for their ability to provide anti-inflammatory benefits without the use of steroids which can adversely affect the skin when used for extended periods of time. According to The American Society of Aesthetic Plastic Surgery the market for cosmetic procedures in the US totaled $12.4 billion in 2005.

In April 2002, Lescarden announced that another study, published in The Journal of The American Academy of Dermatologic Surgery, had concluded that Lescarden’s Catrix 10 Ointment facilitates faster healing than conventional treatments following cosmetic surgery procedures.  The study was conducted by a team headed by Maritza Perez, M.D., director of cosmetic dermatology as St. Lukes-Roosevelt Hospital Center in New York.

The Perez study focused on patients who, after completing laser resurfacing treatments on their faces, were randomly assigned to receive Catrix 10 Ointment on one side of their faces and a widely utilized over-the-counter ointment on the other side for eight consecutive days.  At the completion of the test period researchers evaluated their data and were able to confirm that facial areas treated with Catrix 10 Ointment healed much faster.

“Since the Catrix 10 Ointment facilitates quicker healing, in theory patients treated with it were at less risk for the complications that open wounds imply,” said Dr. Perez.  “Although the mechanism by which bovine cartilage accelerates wound healing is not completely understood, we think it may enhance and accelerate the skin’s own healing process.”

The Company has also developed a 5% Catrix® Rejuvenation Cream and a 5% Catrix® Lip Balm.  The Cream is intended for daily use as a rejuvenating moisturizer while it is also effective in relieving symptoms associated with psoriasis, dermatitis and other skin anomalies. Domestically, sales of these products have occurred principally through dispensing physicians, skin care professionals, independent representatives, specialty retailers and via the internet.

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

In clinical trials at the University of North Texas Health Science Center, orally administered Poly-NAG was shown to be absorbed by the body and metabolized into glucosamine, which was measurably present in subjects’ blood serum. In addition, the tests confirmed that serum levels of glucosamine remained higher for a longer time in subjects receiving Poly-NAG, compared to subjects receiving plain NAG.

In effect, Poly-NAG offers the arthritis sufferer a form of glucosamine that has “staying power” in the bloodstream. Based on these results, the Company was awarded a US Patent for Poly-NAG in September, 2000. A European patent was awarded in April, 2005.

Lescarden recently engaged in two clinical studies of Poly-NAG’s effect in animals.  The purpose was to better define the marketability of Poly-NAG for veterinary applications, a market where North American sales of anti-arthritic remedies are over $400 million annually. The results of these laboratory animal studies were similar to those of the human tests, confirming that Poly NAG’s activity in the organism lasts longer than the effects with standard glucosamine.  This important point of differentiation should provide a meaningful market advantage when Poly-NAG is introduced into the veterinary marketplace

The Company is currently in discussions about Poly-NAG with several domestic and foreign distribution partners in both the human and animal health markets.

Distribution

Europe

In January 2007 the Company completed the termination of the license, originally signed in August 2004, with Valeant Pharmaceuticals Switzerland GmbH to market Catrix Wound Dressing in Europe. This decision was made due to Valeant shifting its focus away from the core market for Catrix, hospitals and primary care physicians, toward specialty markets such as immunology. Under the termination agreement, Valeant will continue to distribute its existing inventory of Catrix Wound Dressing in the markets it serves. By terminating the license, the Company is now free to pursue new license and distribution deals with partners better able to penetrate the wound care market.

In July 2006 the Company took the first step toward rebuilding its European distribution when it approved a sub-license agreement between Valeant and Smith & Nephew for distribution of Catrix Wound Dressing in Spain. Smith & Nephew, a global leader in the development and distribution of wound care products, will take over the distribution of Catrix to the hospital and acute care markets and will add significantly to field sales representation of Catrix in Spain.
New orders from Smith and Nephew are expected in the forth quarter of 2007.

Korea

Sales of Catrix based skin care products in Korea have increased by over 20% from last year to $230,000 in fiscal year ended May 31, 2007. This is a result of the continuing marketing efforts of our distributor BioAlpha and the general increase in the market for clinical skin care products. Currently there are over 450 dermatologists using Catrix-based skin care products in Korea.

In December 2004, Lescarden entered into a definitive license agreement with Daewoong Pharmaceuticals, headquartered in Seoul, South Korea to market Catrix Wound Dressing. This company is the largest producer and marketer of over-the counter and ethical pharmaceutical products in Korea. For the fiscal year ended 2006 Daewoong's total revenues exceeded $400 million.

Daewoong is well established in the diabetic foot ulcer segment of the Korean wound care market. Catrix Wound Dressing will provide Daewoong with a broader range of product indications to serve that market.  Daewoong expects to receive marketing approval from the Korean FDA for Catrix Wound Dressing Powder by the end of the third quarter 2007. With this approval, Daewoong hopes to commence the marketing of Catrix to the hospital and clinical market by the end of 2007.

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

Government Regulation

Since the 1996 FDA approval of the Company's 510(k) application for the use of Catrix® in the management of a variety of skin ulcerations, wounds and burns, the Company has focused on the development of a distribution network for its family of proprietary, market-ready products.  This strategy envisions a network of licensing and distribution agreements in addition to Lescarden's own direct marketing efforts.  The plan includes a complete marketing program for Catrix(R) powder, as well as for Catrix® Skin Care Products, which are being offered to cosmetic dermatologists, plastic surgeons and skin care specialists.  Looking to the future, the Company believes that the observed effects of Catrix® (including acceleration of wound healing, tumor inhibition and reduction, inhibition of excessive vascularization and modulation of immune system functions) coupled with an absence of toxicity, present additional promising avenues of investigation

The production and marketing of the Company's products and its research and development activities are subject to comprehensive regulation by various federal, state and local authorities in the United States and governmental authorities of other countries in which we conduct business.  Among others, the FDA, HPB (Health Canada) and the SHM (Spanish Ministry of Health) exercise regulatory authority over the development, testing, formulation, manufacture, labeling, storage, record keeping, quality control, advertising and promotion of the Company's products.

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

All of the Company's contract manufacturing facilities are subject to periodic inspections by the FDA and comparable agencies from other countries.  If violations of applicable regulations are discovered during these inspections, the Company may be restrained from continued marketing of the manufactured products.  Such facilities are also subject to regulation regarding, among other things, occupational safety, laboratory practices, the use and handling of radio-isotopes and hazardous chemicals, prevention of illness and injury, environmental protection and hazardous substance control.

The Company also is subject to foreign regulatory authorities with respect to clinical trials and pharmaceutical sales.  Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to commencement of marketing of the product in those countries.  The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval.

Raw Materials and Manufacturing

Catrix® is manufactured for the Company by contract manufacturers. These manufacturers must be FDA-approved pharmaceutical manufacturing facilities. Likewise, foreign government agencies, in countries where marketing approval is sought, must also approve all such manufacturers.  The Company's food supplement cartilage material, BIO-CARTILAGE®, and its Poly-NAG® are manufactured in the United States and Iceland. An additional manufacturer is being developed in the Western Pacific Area.

Catrix® is prepared from animal cartilage tissue. The most accessible and easily processed source is bovine tracheas collected from normal healthy beef cattle subsequent to slaughter.  Tracheas are cleaned, flash frozen and delivered to qualified pharmaceutical manufacturing facilities.  The cattle from which the tracheas are harvested are certified free of BSE (Bovine Spongiform Encephalitis) and the only cattle herds used as source material are located in New Zealand. All Catrix® and production procedures have been submitted in extensive detail to the FDA, the HPB in Canada, and the Spanish Health Ministry in Spain, and accepted as part of the review of the Company's official submissions with respect to studying Catrix® in patients.

Intellectual Property

The Company was granted and owns, by assignment, several United States patents. There are similar patents or pending patents in various foreign countries. We also rely on trade secrets, know-how and continuing technological innovation to maintain our competitive position. We use other methods to protect our proprietary rights, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others that may have access to proprietary information.

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

Our markets are highly segmented with multi-national and regional companies competing in both the wound and skin care markets. Lescarden’s focus is to align ourselves with organizations that have established distribution networks and solid reputations in their particular specialty.

A key factor to our success will be our ability to expand our distribution network and production capabilities while we continue to enhance our existing products and technologies. Where possible we intend to pursue patent and trademark protection for our products and processes we design and develop.

Human Resources

At August 12, 2007, the Company had three full time employees. We retain several consultants to assist in the administration of the Company and coordinate ongoing research and clinical trials.

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

Fiscal Year Ending May 31, 2007	High	Low

Fourth Quarter	0.20	0.13
Third Quarter	0.25	0.13
Second Quarter	0.28	0.15
First Quarter	0.40	0.26

Fiscal Year Ending May 31, 2006	High	Low

Fourth Quarter	0.38	0.23
Third Quarter	0.35	0.25
Second Quarter	0.41	0.25
First Quarter	0.45	0.31

On July 12, 2007 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $0.15.  As of May 31, 2007 there were 416 holders of record of the Company's Common stock.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Since its inception in 1960, Lescarden has devoted its resources to fund research and development of proprietary biologic materials with a focus on wound healing, skin care,  osteoarthritis and cancer applications.   In the ensuing years, significant studies substantiated the ability of Catrix®, Lescarden's proprietary cartilage powder, to function as a biological response modifier, by stimulating the body's immune system.  This response has significant demonstrated benefits for chronic wound management and has been investigated as a potential treatment for certain types of cancer. Further studies have indicated that Catrix has potent anti-inflammatory properties that could also be effective against diseases such as arthritis, scleroderma and psoriasis.

Lescarden also derives revenue from a line of Catrix-based skin care products targeting the Plastic Surgery, Dermatology and Medical-Spa markets.  Sales of two nutritional supplements, BIO-CARTILAGE® and a patented glucosamine polymer, Poly-Nag®, also contribute to the Company's overall sales.

Review

The fiscal year ending May 31, 2007 was a transitional year for Lescarden. Sales of Catrix Wound Dressing in Europe, our leading market for chronic wound sales to date, were curtailed by our decision to terminate our exclusive distribution agreement with Valeant Pharmaceuticals Switzerland GmbH. The termination was a response to Valeant’s shift in their strategic focus toward specialty markets such as dermatology and infectious diseases, and away from hospitals and primary care doctors.

Since the prime targets for the Wound Dressing, burns and chronic wounds, are typically treated by the hospital and primary care physicians, it became clear that Valeant would no longer be able to promote and sell the product to its full potential. Lescarden is now taking steps to rebuild its penetration of the European market. The Company is also expanding its presence in certain Asian markets which will help offset the reduction in European sales.

Trends and Opportunities

The core markets for our products continue to present significant opportunities for the Company. We believe the market for wound and burn treatment will continue to grow, driven by an aging population, an increase in obesity which is a cause of a higher incidence of diabetes, as well as the proven clinical benefits of Catrix to address the challenge of healing wounds that otherwise have proven difficult using standard treatment modalities.

The demand for clinical and cosmetic surgical and laser procedures continues to display double digit growth as baby boomers increasingly look to the medical profession to help them maintain a youthful appearance . Our Catrix skin care line can fill an important role in such procedures by speeding the recovery and reducing the inflammation without the use of topical steroids. The market for clinical skin care procedures has been particularly strong in Asia, where Catrix based skin care products have performed well.

 In addition, the global community is demonstrating greater appreciation for the value of biologic products by the medical community; especially in the area of tissue regeneration and orthopedics. At the same time world-wide use of nutritional supplements and natural products is also expanding with a greater acceptance of non-traditional treatments and the wider availability of information supporting the potential benefits to patients We feel these trends, combined with the market opportunities already present, bodes well for the future of the Company.

Our own FDA is taking a tougher stance against products whose claims are difficult to substantiate and whose safety is uncertain. Our products in this market, Bio-Cartilage and Poly-NAG, have been clinically shown to be both safe and beneficial, so we feel we are effectively positioned for growth.

Europe

In February 2007 the Company announced that it had terminated its license agreement with Valeant Pharmaceuticals Switzerland GmbH as their exclusive European distributor of Catrix Wound Dressing. Despite the termination, we are continuing our presence the European market and promoting the value of the Wound Dressing as a valuable healing asset in the treatment of burns and chronic wounds.

Lescarden is currently pursuing new licensing partnerships with organizations that are more capable of servicing the primary care and hospital markets. In July 2006, Lescarden took the first step as it entered into an agreement with Smith & Nephew, a leader in the wound care market, to distribute Catrix Wound Dressing in Spain. Smith & Nephew has extensive field experience and a solid reputation among physicians in the Spanish market.

 We  believe this new arrangement will help increase Spanish sales of the Wound Dressing and enhance the product’s reputation as an exceptional wound and burn healing product. Smith & Nephew sales of the product have grown 12% in the last quarter as inventory inherited from Valeant is liquidated. We anticipate new orders from Smith & Nephew before the end of calendar 2007.

Korea

Catrix based skin care products in Korea continue to perform well, posting an increased of over 20% to $230,000 in the fiscal year ended May 31, 2007. This reflects the continuing marketing efforts of our distributor BioAlpha and the strength of Korean demand for clinical skin care products. Currently there are over 450 dispensing skin care specialists who carry our Catrix-based product line. New line extensions are being introduced to meet demand in the Korean anti-aging market.

In December 2004, Lescarden entered into a definitive license agreement with Daewoong Pharmaceuticals, headquartered in Seoul, South Korea. Daewoong is the largest producer and marketer of over-the counter and ethical pharmaceutical products in Korea, with annual sales over $400.million. Already established in the diabetic foot ulcer segment of the market, Daewoong is enlarging its product line to cover all aspects of wound treatment. The addition of Catrix Wound Dressing enables Daewoong to target a broader range of clinical indications.

Obtaining marketing approvals from the Korean Food and Drug Administration (KFDA) has taken longer than expected. The delay has resulted from the KFDA designating Catrix as a class IV medical device. Once approved, this designation - which requires more extensive documentation and testing – should yield a higher level of reimbursement from the local authorities. The anticipated date for approval is September 2007 with product launch to follow.

Philippines

In December 2005, Lescarden announced that it has signed a distribution agreement with Pascual Laboratories, a leading marketer of prescription and non-prescription products in the Philippines. Under the terms of the agreement, Altermed, a subsidiary of Pascual, will commercialize Lescarden's patented anti-arthritic product, Poly-NAG the Philippines.

Pascual Laboratories Inc. is a privately held pharmaceutical company with headquarters in Quezon City, Philippines. Pascual Labs, including its subsidiaries and affiliates, is the 2nd largest Filipino pharmaceutical conglomerate and ranks 12th largest among all pharmaceutical companies operating in the Philippines. Altermed's experience as a leader in the sales of over the counter products should provide marketing and distribution efficiencies as Poly-NAG enters the market.

           The application for Poly-NAG’s marketing approval has been submitted the Bureau of Food and Drug. It is anticipated that the product will receive full approval by the end of 2007; with product launch commencing in the first quarter of 2008.

In January 2007, the Company announced that it has signed an exclusive distribution agreement for Catrix skin care products with Newmed Distributors, Inc.. Newmed is an emerging Philippine Company whose principals have extensive experience in Pediatrics, Surgery, Dermatology and Oncology. Marketing approval sare expected soon from the local regulatory authorities, and Newmed has already placed its initial purchase orders with the Company. Marketing plans target a formal launch of theCatrix skin care line at the Philippine Dermatological Society annual meeting in November 2007.

Significant accounting policies

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

Revenue recognition

Revenue from product sales is recognized upon shipment of the product when title to the property transfers to the buyer as does the risk of loss and collectibility of the sales price is reasonably assured.  Deferred license fees relate to license fees received from the company’s licenses which are amortized over the term of the license agreements.

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

Deferred taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future an adjustment to the deferred tax asset would increase income in the period such determination was made

Results of Operations
Fiscal year ended May 31, 2007 compared to May 31, 2006

 The decrease of $510,206 in revenues during the year ended May 31, 2007 compared to May 31, 2006 was attributable to our European licensee’s decision to transition the distribution of Catrix in Europe to a sub-licensee that could better serve the critical care market for the Company’s product.  We believe that the existing sub-license agreement will allow sales of Catrix in Europe to return to historical levels by the end of the 2008 fiscal year.  The restructuring of our European license agreements and related reduction in sales in Europe were offset by significant increases in revenues from Korea and the Philippians. Also included in revenues for the year ended May 31 2007 was licensing fee income of $722,679 compared with $178,908 during the year ended May 31, 2006 which includes  $618,750  resulting from a termination of a license fee contract which resulted in recognition of the remaining non refundable deferred license fees.  We  are aggressively pursuing licensing and distribution agreements in other Asian countries and estimates that an increasing amount of sales growth for our products will come from this region in coming years.

The cost of sales during the year ended May 31, 2007 declined by 452,879 or 82% due to reduction in product sales and the costs of packaging and design changes brought about by the renegotiation of our European license agreements during the previous fiscal year.  We have taken steps to reduce the costs of packaging and design in the emerging Asian markets and anticipates further efficiencies as sales volume increases.  We have also structured our Asian license agreements to have the shipping costs paid by the licensees which resulted in a reduction of $34,355 in shipping costs for the year ended May 31, 2007.  The remainder of the decrease in cost of sales as a percent of sales was attributable to the $543,771 increase in licensing fee income.

Total  expenses excluding cost of sales during the year ended May 31, 2007 were 10% or $91,423 lower than those of the comparative prior year. The decrease was principally due to lower professional fees and consulting of $35,626 and commissions of $28,361.

Liquidity and Capital Resources

The Company earned net income of $138,269 in the year ended May 31, 2007.  However, net cash decreased by $681,108 in the fiscal year ended May 31, 2007. As of May 31, 2007, the Company’s current assets exceeded its accounts payable and accrued expenses by $677,925.
The Company’s cash balance decreased by $681,108 in the year ended May 31, 2007 compared to an increase of $64,658 in the year ended May 31, 2006. The Company received no license fees in the year ended May 31, 2007 compared to $375,000 in the year ended May 31, 2006.

The material direct costs related to the Catrix® Wound Dressing product were incurred in periods prior to those presented. The estimated costs necessary to support the product’s development, other than to finance significant inventory levels, is not expected to be significant.

The Company has no material commitments for capital expenditures at May 31, 2007.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1 for Lescarden Inc. Index to Financial Statements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a	Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and  Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report on Form 10KSB.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-KSB.

Part III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors of the Company are as follows:

Name	Position

William E. Luther	President and Chief Executive Officer, Chief Financial Officer, Director.

George E. Ehrlich, M.D.	Director.

Charles T. Maxwell	Director.

Russell O. Wiese	Director.

Xavier Gras Balaguer	Director.

Mr. Luther (age 47) came to Lescarden in 1997, serving as Marketing Director for the CATRIX® Wound Care and Skin Care lines. He was promoted to Vice President of Marketing in 1998 and then promoted to President and Chief Executive in October 2002. Mr. Luther was elected to the Board in April 2003. Mr. Luther is a graduate of the Boston University School of Management.

Dr. Ehrlich (age 78) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years.  He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

Mr. Maxwell (age 75) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997.  Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters.  He became a Director and Executive Vice President of the Company in July 1997 and in April 2000 Mr. Maxwell became Senior Energy Analyst with Weeden & Co., Greenwich, Connecticut.  Mr. Maxwell is a graduate of Princeton University and Oxford University.

Mr. Wiese (age 41) is the Chief Marketing Officer of Davis Advisors, L.P., an Investment Advisor that manages over $65 billion. He has held this position since 1994. Prior to joining Davis Advisors, L.P., Mr. Wiese worked for Merck & Co., Inc. where he held positions in sales, sales management, and product management. Mr. Wiese is a graduate of the University of California, Berkley and the Stern School of Business, New York University.

Mr. Balaguer (age 54) has for more than the past five years owned a company devoted to giving advice on strategy and project development to pharmaceutical companies. Since 1998 he has been a representative of the Company in Europe. Mr. Balaguer received his license in Medicine from the Autonomous University of Barcelona, Spain and his MD at the School of Medicine from the University of Barcelona.

ITEM 10.	EXECUTIVE COMPENSATION

		Annual Compensation	Long-Term Compensation Awards

Name and principle position	Fiscal Year Ended May 31,	Salary $	Warrants(#)

William E. Luther	2007	$150,000
	2006	$138,542	-
	2005	$119,333	100,000

Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options/ Warrants at FY End (#)	Value of Unexercised In-the-money Options Warrants at FY End ($)

Name	(#)	($)	Exercisable	Exercisable
W.E. Luther			Warrants	Warrants
			210,000	-

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 31, 2007 the ownership of the Company's Common Stock by each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company's Common Stock, as well as each of the Company’s directors and executive officers and all directors and executive officers as a group.  Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Title of Class (1)	Name and Address of Beneficial Owner	Number of Shares beneficially Owned	Percent of Class

Common Stock	Charles T. Maxwell 420 Lexington Ave. Suite 212 New York, NY 10170	12,733,512	41.00%

	George Ehrlich (2) 420 Lexington Ave. Suite 212 New York, NY 10170	150,000	0.48%

	William Luther (2) 420 Lexington Ave. Suite 212 New York, NY 10170	310,000	0.99%

	Russel O. Wiese 420 Lexington Ave. Suite 212 New York, NY 10170	2,000,000	6.44%

	Xavier Gras Balaguer 420 Lexington Ave. Suite 212 New York, NY 10170	150,000	0.48%

	Directors and Officers as a Group (2) 5 persons	15,343,512	48.92%

(1) The percentages are calculated on the basis of 30,943,450 shares of Common Stock outstanding.  For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire, owned by such a person if exercisable within 60 days of May 31, 2007 redeemed outstanding, but such shares are not deemed outstanding for the purpose of calculating the percentage of Common Stock owned by any other person.  All share ownership is direct unless otherwise indicated.

(2) Includes, 100,000 and 210,000 warrants to purchase the Company's Common Stock held by, Dr. Ehrlich and  Mr. Luther, respectively.

Item 12.	Certain Relationships and Related Transactions.

None.

Item 13.	Exhibits and Reports on Form 8-K

Exhibit Number	Description of Exhibit

2.1	Plan of Reorganization dated. January 15, 1997 (and Amended Disclosure Statement dated. March 12, 1997).**

3.1	Certificate of Incorporation of Registrant, as amended.*

3.2	By-Laws of Registrant, as amended.*

22.1	Subsidiaries of the Registrant.*

31	Certification pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Registrant's Form S-1 (Registration no. 33-50743) filed August 12, 1992.

**	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended May 31, 1998.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth Quarter at the year ended May 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESCARDEN INC.

By:	S/William E. Luther
William E. Luther, President
August 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	S/ William E. Luther William E. Luther August 28, 2007	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

By:	S/George E. Ehrlich George E. Ehrlich August 28, 2007	Director

By:	S/ Charles T. Maxwell Charles T. Maxwell August 28, 2007	Director

By:	S/ Russell O. Wiese Russell O. Wiese August 28, 2007	Director

By:	S/ Xavier Gras Balaguer	Director
Xavier Gras Balaguer August 28, 2007

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

LESCARDEN INC	INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lescarden Inc.

We have audited the accompanying balance sheet of Lescarden Inc. (the "Company") as of May 31, 2007, and the related statements of income, stockholders' equity, and cash flows for each of the two years in the period then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2007, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 23, 2007

LESCARDEN INC.

BALANCE SHEET
May 31, 2007

ASSESTS

Current Assets
Cash and cash equivalents	$413,569
Accounts receivable	86,374
Inventory	224,166
Total current assets	724,109

Deferred Income Tax Asset, net of valuation allowance of $1,451,000
Total Assets	$724,109
LIABILITY AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$46,184
Deferred license fees	420,821
Total liabilities	467,005

Commitments and Contingencies

Stockholders' Equity:
Convertible preferred stock - $.02 par value; $1.50 liquidation value (aggregating $138,000); authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840
Common stock - $.001 par value; authorized 200,000,000 issued and outstanding 30,943,450 shares	30,943
Additional paid-in capital	16,617,615
Accumulated deficit	(16,393,294)
Stockholders' equity	257,104
Total Liabilities and Stockholders' Equity	$724,109

See Notes to Financial Statements

LESCARDEN INC.

STATEMENT OF INCOME
Year ended May 31,	2007	2006
Revenue:
Product sales	$325,723	$1,379,700
License fees	722,679	178,908
Interest income	14,404	12,110
Total revenue	1,062,806	1,570,718

Costs and expenses:
Cost of product sales	102,811	590,045
Salaries:
Officer	150,000	138,542
Office	101,378	96,732
Professional fees and consulting	194,822	230,448
Commissions	29,100	57,461
Research and development	-	20,397
Rent and office expenses	107,812	126,378
Travel and meetings	144,359	126,551
Payroll and other taxes	20,455	19,144
Insurance	56,000	62,199
Other administrative expenses	17,800	35,297
Total costs and expenses	924,537	1,503,194
Net income	$138,269	$67,524
Net income per common share - basic and diluted	$.00	$.00

Weighted-average number of common shares outstanding:
Basic	31,038,423	30,919,918
Diluted	31,038,423	31,176,151

See Notes to Financial Statements

LESCARDEN INC.

			STATEMENT OF STOCKHOLDERS’ EQUITY
	Convertible Preferred Stock		Common Stock

	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance at May 31, 2005	92,000	$1,840	30,907,418	$30,907	$16,582,246	$(16,599,087)	$15,906
Issuance of common stock upon exercise of warrant			150,000	150	52,350		52,500
Net income						67,524	67,524
Balance at May 31, 2006	92,000	1,840	31,057,418	31,057	16,634,596	(16,531,563)	135,930
Repurchase of common stock			(113,968)	(114)	(16,981)		(17,095)
Net income						138,269	138,269
Balance at May 31, 2007	92,000	$1,840	30,943,450	$30,943	$16,617,615	$(16,393,294)	$257,104

See Notes to Financial Statements

LESCARDEN INC.

STATEMENT OF CASH FLOWS
Year ended May 31,	2007	2006
Cash flows from operating activities:
Net income	$138,269	$67,524

Changes in operating assets and liabilities:
Increase in accounts receivable	(17,551)	(58,253)
Decrease in prepaid expense	-	2,959
Increase in inventory	(21,700)	(100,025)
Decrease in accounts payable and accrued expenses	(40,352)	(95,922)
(Decrease) increase in deferred license fees	(722,679)	195,875
Net cash (used in) provided by operating activities	(664,013)	12,158

Cash flows from financing activities:
Repurchase of common stock	(17,095)	-
Proceeds from issuance of common stock	-	52,500
Net cash (used in) provided by financing activities	(17,095)	52,500

Net (decrease) increase in cash	(681,108)	64,658
Cash and cash equivalents at beginning of year	1,094,677	1,030,019
Cash and cash equivalents at end of year	$413,569	$1,094,677

See Notes to Financial Statements

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

1.	OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Lescarden Inc. (the "Company") is engaged in the research, testing and development of medications for the control and cure of various diseases and the licensing of its technologies for commercialization by other companies.  In its research and testing to date, the Company has discovered and is primarily investigating Catrix®, a complex of mucopolysaccharides derived from bovine cartilage. The Company is currently selling products using CATRIX® materials and is licensing its technologies in Canada, Europe and Korea.

Revenue from product sales is recognized upon shipment of the product when title to the property and risk of loss transfers to the buyer, and collectibility of the sales price is reasonably assured.

The deferred license fees of $420,821 stated on the balance sheet relate to license fees received from the Company's licensees in Canada, Europe and Korea which are being amortized straight line over the term of the license agreements.

The Company believes it has one business segment for financial reporting purposes since it operates in the medical products industry.

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts.  The Company estimates doubtful accounts based on historical bad debt, factors related to specific customers' ability to pay and current economic trends.  The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. No allowance was needed at May 31, 2007.

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

Basic earnings per share net income per common share divided by the weighted-average number of common shares outstanding during the year. Diluted earnings per share for the year ended May 31, 2007 and 2006 is computed by dividing net income by the weighted-average number of common stock and potential common stock 0 and 176,733 common stock warrants, respectively.

Inventory, consisting principally of Catrix® and BIO-CARTILAGE® supplies and Catrix® topical wound treatment creams and solutions, is stated at the lower of cost, determined by the first-in, first-out method, or market.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management.  Actual results could differ from those estimates.

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which superseded SFAS No. 123, Accounting for Stock-Based Compensation. and APB Opinion No. 25, Accounting for Stock Issued to Employees.   SFAS No. 123 (R) requires the recognition of stock-based compensation expense in the financial statements.

Effective June  1, 2006, the Company adopted SFAS No. 123 (R) utilizing the modified prospective method.  The implementation of SFAS 123 ® had no impact on the statement of income for the years ended May 31, 2007 and 2006 since there was no stock option expense recorded by the Company.

Under the modified prospective method, the provisions of SFAS No. 123 (R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, ‘‘Accounting for Stock Based Compensation’’, shall be recognized in net earnings in the periods after the date of adoption.  Stock options are expected to be granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.  Compensation expense for stock options will be  recognized over the period for each separately vesting portion of the stock option award.

There is no impact on the basic and diluted earnings per share on the statement of income.

Recent accounting pronouncements.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on the Company’s financial condition or results of operations.

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

2.	INVENTORY:

Inventory at May 31, 2007 consists of the following:
Finished goods	$76,479
Raw materials	147,687
$224,166

3.	STOCK OPTIONS AND WARRANTS:

In the year ended May 31, 1993, the Company approved the "1992 Employee Incentive Stock Plan" (the "1992 Plan").  The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants.  The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant.  Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant.  At May 31, 2007, no options were granted under the 1992 Plan.

The following is a summary of transactions relating to warrants which are granted at the discretion of the board of directors:

	Number of Warrants Exercisable	Weighted-average Excise Price per Share
Balance at June 1, 2005	4,140,544	$1.11
Exercised	(150,000)	.35
Expired	(3,137,778)	1.33
Balance at May 31, 2006	852,766	.24
Expired	(313,983)	.16
Balance at May 31, 2007	538,783	$.28

The following table summarizes the information about warrants outstanding at May 31, 2007:

Warrants Outstanding and Exercisable

Range of Excise Price	Number Outstanding	Weighted-average Remaining Contractual life (years)	Weighted –Average Excise Price
$.15	100,000	3.83	$.15
.25 -.29	48,783	2.84	.25
.30 -.34	390,000	.58	.32
$.15 - $.34	538,783		$.28

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

4.	MAJOR CUSTOMERS AND SUPPLIER:

During the year ended May 31, 2007 and May 31 2006, sales to three and two customers accounted for approximately 79% and 57% of net product sales, respectively.

Substantially all of the Company's purchases of its primary raw material for the Company's principal merchandise inventory for the year ended May 31, 2006 were from one vendor.

5.	COMMITMENTS AND CONTINGENCIES:

The Company has a noncancelable lease with an unrelated third party to rent office space.  The lease, which expires on January 31, 2011, is subject to escalations based on real estate taxes and utilities.  The aggregate minimum rental payments under this lease are as follows:

Year ending May 31,

2008	$65,428

2009	68,182

2010	72,435

2011	48,930
$254,975

Rent expense charged to operations for the years ended May 31, 2007 and 2006 amounted to approximately $74,000 and $85,000, respectively.

On June 4, 2002, the Company announced that it had entered into a license agreement with another entity related to ICN granting this entity a 10-year exclusive license to market the Product in Canada. All of the license fees were paid in the fiscal year ended May 31, 2003, upon the Company having secured registration and marketing approval for the Product from the Canadian Health Authorities and are being amortized over the life of the license.  In the accompanying May 31, 2007 balance sheet, $110,000 is included in deferred license fees.

On September 16, 2004, the Company announced that it had entered into a license agreement with Valeant Pharmaceuticals International (formerly ICN Iberica) granting Valeant a 10-year exclusive license to market Lescarden's proprietary product, Catrix® Wound Dressing throughout Europe. This agreement expanded the existing relationship between the two companies. In July 2006, the company approved a sub-license agreement between Valent and Smith and Nephew for distribution of Catrix® wound dressing in Spain through June 15, 2009. The company terminated its agreements with Valent except for distribution in Spain which expires on June 15, 2009. In the accompanying May 31, 2007 balance sheet, $265,821 of license fees received from this agreement is included in deferred license fees.

On December 22, 2004, the Company announced that it had   entered   into a license agreement with Daewoong Pharmaceutical Co. Ltd. of Seoul, Korea granting Daewoong a 10-year exclusive license to market Lescarden's proprietary product Catrix® Wound Dressing in South Korea. Daewoong is the fourth largest pharmaceutical manufacturer and distributor in Korea. In the accompanying May 31, 2007 balance sheet, $45,000 of license fees received from this agreement is included in deferred license fees.

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

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

The Company has net operating loss carry forwards of approximately $4,267,000 available to reduce future taxable income which expire in various years through 2024.

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

The deferred income tax asset is comprised of the  following at May 31, 2007:

Net operating loss carryforwards	$1,451,000
Gross deferred tax assets	1,451,000
Valuation allowance	(1,451,000)
Net deferred income tax asset	$-0-

A reconciliation of the effective income tax rate to the statutory  rate is as follows:

Year ended May 31,	2007	2006
Tax benefit at federal statutory rate	(34)%	(34)%
Increase in valuation allowance	34	34
	-0-%	-0-%