Form 10QSB
period 2007-08-31
LESCARDEN INC
filed 2007-10-11
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB - Quarterly or Transitional Report
(Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007

[   ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________________ to

Commission file number 0-10035

LESCARDEN, INC.
 (Exact name of small business issuer as specified in its charter)

New York	13-2538207
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

420 Lexington Ave. Ste 212, New York	10170
(Address of principle executive office)	(Zip Code)

Issuer’s telephone number   212-687-1050___

    (Former name, former address and former fiscal year, if changed  since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding October 5, 2007
Common Stock $.001 par value	30,943,450

LESCARDEN INC.

CONDENSED BALANCE SHEETS

ASSETS	August 31,2007 (UNAUDITED)	May 31, 2007 (AUDITED)

Current Assets:
Cash and cash equivalents	268,245	413,569
Accounts Receivable	225,633	86,374
Inventory	211,898	224,166
Total Current Assets	705,776	724,109

Deferred Income Tax Asset, net of valuation allowance of $1,736,000 and $1,687,000 at August 31, 2007 and May 31, 2006, respectively
Total Assets	$705,776	$724,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Currents Liabilities:
Accounts payable and accrued expenses	73,912	46,184

Deferred license fees	368,218	420,821
Total liabilities	442,130	467,005

Commitments and Contingencies

Stockholders' Equity :
Convertible Preferred Stock	1,840	1,840
Common Stock	30,943	30,943
Additional Paid-In Capital	16,617,615	16,617,615
Accumulated Deficit	(16,386,752)	(16,393,294)
Stockholders' Equity	263,646	257,104
Total Liabilities and Stockholders' Equity	$705,776	$724,109

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the Three Months Ended August 31,

	2007	2006

Total Revenues	$222,233	$118,910

Costs and Expenses:
Cost of Sales	28,907	58,780
Salaries	62,658	61,731
Professional Fees and Consulting	46,943	61,161
Rent and Office Expenses	32,463	32,416
Travel and Meetings	28,213	30,817
Payroll and Other Taxes	5,080	6,563
Insurance	8,439	4,671
Other Administrative Expenses	2,988	6,702

Total Costs and Expense	215,691	262,841

Net Income (Loss)	$6,542	$(143,931)

Net Income (Loss) Per Share – Basic and Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	30,943,450	31,057,418

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the Three Months Ended August 31,

	2007	2006

Cash Flows Used in Operations
Net Income (Loss)	6,542	$(143,931)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities
Increase in accounts receivable	(139,259)	(20,195)
Decrease in inventory	12,268	3,867
Increase in accounts payable and accrued expenses	27,728	56,094
Decrease in deferred license fees	(52,603)	(37,750)

Net Cash Flow Used In Operations	(145,324)	(141,915)

Decrease in cash	(145,324)	(141,915)

Cash - Beginning of Period	413,569	1,094,677

Cash – End of Period	$268,245	$952,762

See notes to financial statements

LESCARDEN INC.

(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

August 31, 2007

Note 1 - General:
The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2007.

The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an Interpretation of FASB Statement No. 109” (“FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.   This was adopted effective June 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the various tax asset and liability accounts.  As of August 31, 2007, the Company has $0 of accrued interest related to uncertain tax positions.

LESCARDEN INC.
Management's Discussion and Analysis of  Financial Condition
and Results of Operations
August 31, 2007

Results of Operations--Three months ended August 31, 2007 compared to August 31, 2006

The Company’s revenues increased in the fiscal quarter ended August 31, 2007 compared to August 31, 2006 by 87% or $103,323 due to increased sales of CATRIX® Wound Dressing to its licensees in Asia.

Total costs and expenses during the three months ended August 31, 2007 were 18% or $47,150 lower than those of the comparative prior year period. The decrease was principally due to a decrease in professional fees of $14,218 and lower cost of product sales of $29,873 resulting from a decrease in production costs.

Liquidity and Capital Resources

The Company had net income of $6,542 for the three months ended August 31, 2007 principally as the result of increased revenues and improved gross margin.

As of August 31, 2007, the Company’s current assets exceeded its accounts payable and accrued expenses by $631,864.  The Company’s cash and cash equivalents balance decreased by $145,324 in the quarter ended August 31, 2007 to $268,245.

The Company has no material commitments for capital expenditures at August 31, 2007.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10QSB.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-QSB..

LESCARDEN INC.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 2007.

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

Date: October 5, 2007

S/William E. Luther
William E. Luther
President and
Chief Executive Officer