Form 10QSB
period 2007-11-30
LESCARDEN INC
filed 2008-01-11
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB - Quarterly or Transitional Report
(Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2007

[   ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to

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
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding January 10, 2008
Common Stock $.001 par value	31,943,450

LESCARDEN INC.

CONDENSED BALANCE SHEETS

ASSETS

	November 30, 2007	May 31, 2007
	(UNAUDITED)	(AUDITED)

Current Assets:
Cash and cash equivalents	$85,960	$413,569
Accounts Receivable	275,458	86,374
Inventory	205,858	224,166
Total Current Assets	567,276	724,109

Total Assets	$567,276	$724,109

LIABILITIES AND STOCKHOLDERS' EQUITY
Currents Liabilities:
Accounts payable and accrued expenses	$40,093	$46,184

Deferred license fees	315,616	420,821
Total liabilities	355,709	467,005

Commitments and Contingencies

Stockholders' Equity:
Convertible Preferred Stock	1,840	1,840
Common Stock	30,943	30,943
Additional Paid-In Capital	16,617,615	16,617,615
Accumulated Deficit	(16,438,831)	(16,393,294)
Stockholders' Equity	211,567	257,104
Total Liabilities and Stockholders' Equity	$567,276	$724,109

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For The Three Months Ended November 30,		(UNAUDITED) For The Six Months Ended November 30,
	2007	2006	2007	2006

Total Revenues	$188,093	$123,558	$410,326	$242,468

Costs and Expenses:
Cost of Sales	27,749	19,214	56,656	77,994
Salaries	60,197	62,147	122,462	123,878
Professional Fees and Consulting	40,758	47,792	87,701	108,953
Rent and Office Expense	36,145	28,380	68,609	60,796
Travel and Meetings	38,084	18,453	66,298	49,270
Payroll and other taxes	5,249	3,278	10,721	9,841
Insurance	29,733	41,483	38,172	46,154
Other Administrative Expenses	2,256	4,352	5,244	11,054
Total Costs and Expense	240,171	225,099	455,863	487,940

Net Loss	$(52,078)	$(101,541)	$(45,537)	$(245,472)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding –
Basic and Diluted	31,943,450	31,057,418	31,943,450	31,057,418

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the Six Months Ended November 30,

	2007	2006

Cash Flows Used in Operations
Net Loss	$(45,537)	$(245,472)
Adjustments to reconcile net loss
to net cash used in operating activities:
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	(189,084)	25,605
Decrease (Increase) in inventory	18,308	(19,894)
Decrease in accounts payable and accrued expenses	(6,091)	(38,042)
Decrease in deferred license fees	(105,205)	(75,500)

Net Cash Flow Used In Operations	(327,609)	(353,303)

Decrease in cash	(327,609)	(353,303)

Cash - Beginning of Period	413,569	1,094,677

Cash – End of Period	$85,960	$741,374

See notes to financial statements

LESCARDEN INC.

(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

November 30, 2007

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an Interpretation of FASB Statement No. 109” (“FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.   This was adopted effective June 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the various tax asset and liability accounts.  As of November 30, 2007, the Company has $0 of accrued interest related to uncertain tax positions.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

LESCARDEN INC.

Management's Discussion and Analysis of  Financial Condition
and Results of Operations
November 30, 2007

Results of Operations

Six months ended November 30, 2007 compared to November 30, 2006

The Company’s revenues increased 69% or $167,858 during the six months ended November 30, 2007 compared to November 30, 2006 due to increased sales of Catrix ® skincare to its licensees in Asia.

Total costs and expenses during the six months ended November 30, 2007 were 7% or $32,077 lower than those of the comparative prior year period. The decrease was principally due to decreases in cost of sales of $21,338 and professional fees of $21,252 offset by an increase in travel and meeting expenses of $17,028.

Three months ended November 30, 2007 compared to November 30, 2006

The Company’s revenues increased in the fiscal quarter ended November 30, 2007 compared to November 30, 2006 by 52% or $64,535 due to increased sales of Catrix ® skincare to its licensees in Asia. Two significant events spurred the increase: In the Philippines, Catrix Skin Care was officially launched at the annual meeting of the Philippine Dermatological Society held in Manila in November. In Korea, a new Catrix Cream Formula was introduced to meet the unique needs of that region.

Total costs and expenses during the three months ended November 30, 2007 were 7% or $15,072 higher than those of the comparative prior year period. The increase was principally due to an increase rent and office expense of $7,765 and an increase in travel and meeting expenses of $19,631 offset by a decrease in professional fees of $7,034.

Liquidity and Capital Resources

The Company had a net loss of $52,078 for the three months ended November 30, 2007 principally as the result of increased rent and travel expenses.

The Company had a loss of $45,537 for the six months ended November 30, 2007 principally as the result of increased travel and rent expenses offset by decreases in the cost of sales and professional fees compared with the six months ended November 30, 2006

As of November 30, 2007, the Company’s current assets exceeded its accounts payable and accrued expenses by $211,567.  The Company’s cash and cash equivalents balance decreased by $327,609 during the six months ended November 30, 2007 to $85,960.

The Company has no material commitments for capital expenditures at November 30, 2007.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive and Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10QSB.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-QSB.

LESCARDEN INC.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(A)   Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 2007.

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

LESCARDEN INC. (Registrant)

Date: January 10, 2008	By:	/S/ William E. Luther
William E. Luther
President and Chief Executive Officer