Form 10QSB
period 2008-02-29
LESCARDEN INC
filed 2008-04-14
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB - Quarterly or Transitional Report
(Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding April 8, 2008
Common Stock $.001 par value	30,943,450

LESCARDEN INC.

CONDENSED BALANCE SHEETS

ASSETS

	February 29, 2008	May 31, 2007
	(UNAUDITED)	(AUDITED)

Current Assets:
Cash and cash equivalents	$10,123	$413,569
Accounts Receivable	168,746	86,374
Inventory	195,509	224,166
Total Current Assets	374,378	724,109

Total Assets	$374,378	$724,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$99,558	$46,184

Deferred license fees	263,013	420,821
Total Liabilities	362,571	467,005

Stockholders' Equity:
Convertible Preferred Stock	1,840	1,840
Common Stock	30,943	30,943
Additional Paid-In Capital	16,617,615	16,617,615
Accumulated Deficit	(16,638,591)	(16,393,294)
Stockholders' Equity	11,807	257,104
Total Liabilities and Stockholders' Equity	$374,378	$724,109

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For The Three Months Ended		(UNAUDITED) For The Nine Months Ended

	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Total Revenues	$89,882	$79,104	$500,208	$321,572

Costs and Expenses:
Cost of Sales	94,577	11,671	151,234	89,665
Salaries	65,320	63,596	187,782	187,474
Professional Fees and Consulting	58,462	33,092	146,163	142,045
Rent and Office Expense	31,335	28,383	99,943	89,179
Travel and Meetings	16,644	58,807	82,942	108,077
Payroll and Other Taxes	5,710	5,257	16,431	15,098
Insurance	14,401	5,047	52,573	51,201
Other Administrative Expenses	3,193	4,115	8,437	15,169
Total Costs and Expense	289,642	209,968	745,505	697,908

Net Loss	$(199,760)	$(130,864)	$(245,297)	$(376,336)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding –
Basic and Diluted	30,943,450	31,057,418	30,943,450	31,057,418

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the Nine Months Ended

	February 29, 2008	February 28, 2007

Cash Flows from operating activities
Net loss	$(245,297)	$(376,336)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(82,372)	38,914
Decrease (increase) in inventory	28,657	(7,388)
Increase (decrease) in accounts payable and accrued expenses	53,374	(40,697)
Decrease in deferred license fees	(157,808)	(113,250)

Net Cash Flow Used In Operating activities	(403,446)	(498,757)

Decrease in cash	(403,446)	(498,757)

Cash - Beginning of Period	413,569	1,094,677

Cash – End of Period	$10,123	$595,920

See notes to financial statements

LESCARDEN INC.
(UNAUDITED) NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an Interpretation of FASB Statement No. 109” (“FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48  was adopted effective June 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the various tax asset and liability accounts.  As of February 29, 2008, the Company had no accrued interest related to uncertain tax positions.

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

--------------------------------------------------------------------------------

LESCARDEN INC.

Management's Discussion and Analysis of  Financial Condition
and Results of Operations
February 29, 2008

Results of Operations

Nine months ended February 29, 2008 compared to February 28, 2007

The Company’s revenues increased 56% or $178,636  during the nine months ended February 29, 2008 compared to February 28, 2007 due to increased sales of Catrix ® skincare to its licensees in Asia.

Total costs and expenses during the nine months ended February 29, 2008 were 7% or $47,597 higher than those of the comparative prior year period. The increase was principally due to an increase in cost of sales of $61,569 offset by a decrease in travel and meeting expenses of $25,135.

Three months ended February 29, 2008 compared to February 28, 2007

The Company’s revenues increased in the fiscal quarter ended February 29, 2008 compared to February 28, 2007 by 14% or $10,778  due to increased sales of Catrix ® skincare to its licensees in Asia.

Total costs and expenses during the three months ended February 29, 2008 were 38% or $79,674  higher than those of the comparative prior year period.  Cost of sales increased by $82,907  due to the upfront costs associated with reformulating and packaging product for Asian licensees. The increase in cost of sales as a percent of sales for the 3 months ended February 29, 2008 was due the non-recurring expenses of tailoring the Company’s existing products to the specific characteristics of the emerging Asian markets.  An increase in professional fees of $25,370 or 77% was a result of the costs of compliance with European regulatory requirements.

Liquidity and Capital Resources

The Company had a net loss of $199,760 for the three months ended February 29, 2008.  The Company had a loss of $245,297 for the nine months ended February 29, 2008 compared with the nine months ended February 29, 2008.

As of February 29, 2008, the Company’s current assets exceeded its accounts payable and accrued expenses by $274,820.  The Company’s cash and cash equivalents balance decreased by $403,446  during the nine months ended February 29, 2008 to $10,123.

--------------------------------------------------------------------------------

The Company has no material commitments for capital expenditures at February 29, 2008.

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

--------------------------------------------------------------------------------

LESCARDEN INC.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(A)	Reports on Form 8-K:

INDEX TO EXHIBITS

31    Certification pursuant to Exchange Act Rule 13a – 14 (a)/15d-14(a)

32    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  LESCARDEN INC.
(Registrant)

Date: April 11, 2008 By: /S/ William E. Luther
    William E. Luther
    President and
Chief Executive Officer