Form 10KSB
period 2008-05-31
LESCARDEN INC
filed 2008-09-10
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 2008

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
☒
Issuers revenues for its most recent fiscal year were $ 431,669.

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on July 17, 2008 was approximately $1,559,594.

The number of shares of registrant’s Common Stock outstanding as of July 12, 2008 was 30,943,450.

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

The Company believes there is persuasive evidence that Catrix® functions in the body as a biological response modifier, regulating the components of the immune system.  Some observed effects of Catrix ® on the body include:

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

•	There is also a steady worldwide increase in the incidences of diabetes, which affects a wide range of age groups who are at increase risk of developing non-healing wounds.

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

Human Clinical Trial Conducted With Catrix

Decubitus Ulcers

In 2004, the senior nursing professionals associated with the Spanish Ulcer and Chronic Wound Advisory Panel performed a clinical study in Spain. The purpose of the study was to demonstrate that Catrix® Wound Dressing could achieve a significant healing effect on pressure ulcers (bed sores) and other chronic wounds that had failed to respond after months of standard wound healing treatment. The 101 lesions included in the study had resisted healing for an average treatment time of 155 days. 51 of the lesions were Stage III, or serious, while 32 lesions were deemed to be Stage IV, very serious (total loss of the skin thickness with extensive destructions, necrosis of tissue in muscle, bone or support structure.)

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

Burns

In February 2007 a pilot study was presented in Korea demonstrating the benefits of utilizing Catrix Wound Dressing with pediatric patients suffering from 2 nd and 3 rd degree burns. The purpose was to evaluate whether Catrix could provide caregivers with a viable alternative to skin grafting, the standard treatment for these severe burns.

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

The Company has also developed a 5% Catrix® Rejuvenation Cream and a 5% Catrix ® Lip Balm.  The Cream is intended for daily use as a rejuvenating moisturizer while it is also effective in relieving symptoms associated with psoriasis, dermatitis and other skin anomalies. Domestically, sales of these products have occurred principally through dispensing physicians, skin care professionals, independent representatives, specialty retailers and via the internet.

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

In July 2006 the Company took the first step toward rebuilding its European distribution when it approved a sub-license agreement between Valeant and Smith & Nephew for distribution of Catrix Wound Dressing in Spain. Smith & Nephew, a global leader in the development and distribution of wound care products, will take over the distribution of Catrix to the hospital and acute care markets and will add significantly to field sales representation of Catrix in Spain.  New orders from Smith and Nephew are expected in the upcoming fiscal year.

Korea

In December 2004, Lescarden entered into a definitive license agreement with Daewoong Pharmaceuticals, headquartered in Seoul, South Korea to market Catrix Wound Dressing. This company is the largest producer and marketer of over-the counter and ethical pharmaceutical products in Korea. For the fiscal year ended 2006 Daewoong's total revenues exceeded $400 million.

Daewoong is well established in the diabetic foot ulcer segment of the Korean wound care market. Catrix Wound Dressing will provide Daewoong with a broader range of product indications to serve that market.  Daewoong is finalizing their submission to the Korean FDA and expects to receive marketing approval for Catrix Wound Dressing Powder by the end of 2008. With this approval, Daewoong hopes to commence the marketing of Catrix to the hospital and clinical market in early 2009.

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

Catrix ® is prepared from animal cartilage tissue. The most accessible and easily processed source is bovine tracheas collected from normal healthy beef cattle subsequent to slaughter.  Tracheas are cleaned, flash frozen and delivered to qualified pharmaceutical manufacturing facilities.  The cattle from which the tracheas are harvested are certified free of BSE (Bovine Spongiform Encephalitis) and the only cattle herds used as source material are located in New Zealand.   All Catrix® and production procedures have been submitted in extensive detail to the FDA, the HPB in Canada, and the Spanish Health Ministry in Spain, and accepted as part of the review of the Company's official submissions with respect to studying Catrix® in patients.

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

Human Resources

At August 12, 2008, the Company had three full time employees. We retain several consultants to assist in the administration of the Company and coordinate ongoing research and clinical trials.

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

Fiscal Year Ending May 31, 2008	High	Low

Fourth Quarter	$0.12	$0.07
Third Quarter	0.12	0.08
Second Quarter	0.19	0.09
First Quarter	$0.20	$0.09

Fiscal Year Ending May 31, 2007	High	Low

Fourth Quarter	$0.20	$0.13
Third Quarter	0.25	0.13
Second Quarter	0.28	0.15
First Quarter	$0.40	$0.26

On July 17, 2008 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $0.10.  As of May 31, 2008 there were 416 holders of record of the Company's Common stock.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Since its inception in 1960, Lescarden has devoted its resources to fund  the development of proprietary biologic materials with a focus on wound healing, skin care, osteoarthritis and cancer applications.   Since that time, significant studies substantiated the ability of Catrix®, Lescarden's proprietary cartilage powder, to function as a biological response modifier, by stimulating the body's immune system.  This response has significant demonstrated benefits for chronic wound management and has been investigated as a potential treatment for certain types of cancer. Further studies have indicated that Catrix has potent anti-inflammatory properties that could also be effective against diseases such as arthritis, scleroderma and psoriasis.

Lescarden also derives revenue from a line of Catrix-based skin care products that are useful for a variety of plastic surgery, dermatology and medical-spa applications.  Sales of two nutritional supplements, BIO-CARTILAGE® and a patented glucosamine polymer, Poly-Nag®, also contribute to the Company's overall sales.

Review

The results of operations for fiscal year ending May 31, 2008 were affected by an unforeseen delay in the commencement of sales to our European sub-licensee and the need to reformulate a product introduced in Korea to rectify a product separation issue that resulted in the return of $73,000 of product purchased during the year.  Both of these events had a significant impact on 2008 net loss from operations but have little effect on the strength of the Catrix brand in emerging markets.  The Company has continued to focus its resources on long-term licensing and distribution agreements in growth markets and remains optimistic that the setbacks encountered during the current fiscal year are not predictive of future profit potential in the European and Korean markets.

Trends and Opportunities

The Company is expanding its focus in both Asia and Europe to include new geographic territories that offer easy access to targeted market segments and reliable distribution partners that are well positioned to strengthen brand awareness and increase demand for the Company’s products in growth markets. We believe the market for wound and burn treatment will continue to grow worldwide, driven by an aging population, an increase in obesity which is a cause of a higher incidence of diabetes, as well as the proven clinical benefits of Catrix to address the challenge of healing wounds that otherwise have proven difficult using standard treatment modalities.

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

Europe

In February 2007 the Company announced that it had terminated its license agreement with Valeant Pharmaceuticals Switzerland GmbH as their exclusive European distributor of Catrix Wound Dressing. Despite the termination, we are continuing our presence the European market and promoting the value of the Wound Dressing as a valuable healing asset in the treatment of burns and chronic wounds through a sub-licensing agreement with Smith & Nephew signed in July 2007.

 The arrangement with Smith & Nephew will help increase Spanish sales of the Wound Dressing and enhance the product’s reputation as an exceptional wound and burn healing product. The Company is pursuing several other distribution partnerships with established companies in the UK and Greece that, if finalized, will broaden the market size and sales growth potential for the Company’s products in Europe.

Korea

Catrix based skin care products in our largest customer in Korea showed an increase of over 50% to approximately $192,000 in the fiscal year ended May 31, 2008.  The Company continues to evaluate new line extensions in Korea targeting the anti-aging market and is in the process of reformulating its existing products to better address customer priorities.

In December 2004, Lescarden entered into a definitive license agreement with Daewoong Pharmaceuticals, headquartered in Seoul, South Korea. Daewoong is the largest producer and marketer of over-the counter and ethical pharmaceutical products in Korea, with annual sales over $400 million. Already established in the diabetic foot ulcer segment of the market, Daewoong is enlarging its product line to cover all aspects of wound treatment. The addition of Catrix Wound Dressing enables Daewoong to target a broader range of clinical indications.

Obtaining marketing approvals from the Korean Food and Drug Administration (KFDA) has taken longer than expected. The delay has resulted from the KFDA designating Catrix as a class IV medical device. Once approved, this designation - which requires more extensive documentation and testing – should yield a higher level of reimbursement from the local authorities.

Philippines

In December 2005, Lescarden announced that it has signed a distribution agreement with Pascual Laboratories, a leading marketer of prescription and non-prescription products in the Philippines. Under the terms of the agreement, Altermed, a subsidiary of Pascual, will commercialize Lescarden's patented anti-arthritic product, Poly-NAG the Philippines.  Sales to Pascual commenced in the current fiscal year and are expected to increase brand awareness and sales growth potential in that market during to upcoming fiscal year.

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

The application for Poly-NAG’s marketing approval has been submitted the Bureau of Food and Drug. It is anticipated that the product will receive full approval by the end of 2008; with product launch anticipated shortly thereafter.

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
Fiscal year ended May 31, 2008 compared to May 31, 2007

The decrease of $631,137 in revenues during the year ended May 31, 2008 compared to May 31, 2007 was attributable to a decrease in deferred license fees, which totaled $156,344 for the year ended May 31, 2008 compared with $722,679 during the year ended May 31, 2007.  The Company continues to pursue licensing and distribution agreements in other Asian countries and estimates that an increasing amount of sales growth for our products will come from this region in coming years.

The cost of product sales during the year ended May 31, 2008 declined by $34,509 or 34% due to a reduction in the cost of packaging and design in the emerging Asian markets.

Total expenses excluding cost of sales during the year ended May 31, 2008 were 6.6% or $54,544 lower than those of the prior year. The decrease was principally due to lower travel expenses of $26,247 and commissions of $29,100 due to lower commissioned sales and travel to Far East.

Liquidity and Capital Resources

The Company incurred a net loss of $403,815 for the year ended May 31, 2008.  Net cash decreased by $374,702 for the fiscal year ended May 31, 2008. As of May 31, 2008, as a result of the loss, the Company’s current assets exceeded its accounts payable and accrued expenses by $167,488.

The Company has no material commitments for capital expenditures at May 31, 2008.

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

Management's report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2008 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2008, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-KSB does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting since temporary rules of the SEC permit the Company to provide only management's report on this Annual Report on Form 10-KSB.

(c) Changes in internal control over financial reporting.

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended May 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Mr. Luther (age 48) came to Lescarden in 1997, serving as Marketing Director for the CATRIX ® Wound Care and Skin Care lines. He was promoted to Vice President of Marketing in 1998 and then promoted to President and Chief Executive in October 2002. Mr. Luther was elected to the Board in April 2003. Mr. Luther is a graduate of the Boston University School of Management.

Dr. Ehrlich (age 79) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years.  He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

Mr. Maxwell (age 76) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997.  Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters.  He became a Director and Executive Vice President of the Company in July 1997 and in April 2000 Mr. Maxwell became Senior Energy Analyst with Weeden & Co., Greenwich, Connecticut.  Mr. Maxwell is a graduate of Princeton University and Oxford University.

Mr. Wiese (age 42) is the Chief Marketing Officer of Davis Advisors, L.P., an Investment Advisor that manages over $65 billion. He has held this position since 1994. Prior to joining Davis Advisors, L.P., Mr. Wiese worked for Merck & Co., Inc. where he held positions in sales, sales management, and product management. Mr. Wiese is a graduate of the University of California, Berkley and the Stern School of Business, New York University.

Mr. Balaguer (age 55) has for more than the past five years owned a company devoted to giving advice on strategy and project development to pharmaceutical companies. Since 1998 he has been a representative of the Company in Europe. Mr. Balaguer received his license in Medicine from the Autonomous University of Barcelona, Spain and his MD at the School of Medicine from the University of Barcelona.

ITEM 10.	EXECUTIVE COMPENSATION

		Annual Compensation	Long-Term Compensation Awards

Name and principle position	Fiscal Year Ended May 31,	Salary $	Warrants(#)

William E. Luther	2008	$150,000	-
	2007	$150,000	-
	2006	$138,542	-

Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options/ Warrants at FY End (#)	Value of Unexercised In-the-money Options Warrants at FY End ($)

Name	(#)	($)	Exercisable	Exercisable
W.E. Luther			Warrants	Warrants
			210,000	-

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 31, 2008 the ownership of the Company's Common Stock by each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company's Common Stock, as well as each of the Company’s directors and executive officers and all directors and executive officers as a group.  Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Title of Class (1)	Name and Address of Beneficial Owner	Number of Shares beneficially Owned	Percent of Class

Common Stock	Charles T. Maxwell 420 Lexington Ave. Suite 212 New York, NY 10170	12,733,512	41.15%

	George Ehrlich 420 Lexington Ave. Suite 212 New York, NY 10170	150,000	0.48%

	William Luther 420 Lexington Ave. Suite 212 New York, NY 10170	310,000	1.00%

	Russel O. Wiese 420 Lexington Ave. Suite 212 New York, NY 10170	2,000,000	6.46%

	Xavier Gras Balaguer 420 Lexington Ave. Suite 212 New York, NY 10170	150,000	0.48%

	Directors and Officers as a Group 5 persons	15,343,512	49.59%

(1) The percentages are calculated on the basis of 30,943,450 shares of Common Stock outstanding.  For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire owned by such a person if exercisable within 60 days of May 31, 2008 are included in the number of shares beneficially owned, but such shares are not included in the calculation of the percent of class.  All share ownership is direct unless otherwise indicated.

Item 12.	Certain Relationships and Related Transactions.

None.

Item 13.	Exhibits

Exhibit Number	Description of Exhibit

2.1	Plan of Reorganization dated. January 15, 1997 (and Amended Disclosure Statement dated. March 12, 1997).**

3.1	Certificate of Incorporation of Registrant, as amended.*

3.2	By-Laws of Registrant, as amended.*

22.1	Subsidiaries of the Registrant.*

31	Certification pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Registrant's Form S-1 (Registration no. 33-50743) filed August 12, 1992.

**	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended May 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESCARDEN INC.

By:	S/William E. Luther
William E. Luther, President
September 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	S/ William E. Luther William E. Luther September 8, 2008	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

By:	S/George E. Ehrlich George E. Ehrlich September 8, 2008	Director

By:	S/ Charles T. Maxwell Charles T. Maxwell September 8,, 2008	Director

By:	S/ Russell O. Wiese Russell O. Wiese September 8, 2008	Director

By:	S/ Xavier Gras Balaguer	Director
Xavier Gras Balaguer September 8, 2008

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

LESCARDEN INC	INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Lescarden Inc.

We have audited the accompanying balance sheet of Lescarden Inc. (the “Company”) as of May 31, 2008, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.   Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 financial statements referred to above present fairly, in all material respects, the financial position of Lescarden, Inc. as of May 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness Lescarden Inc. internal control over financial reporting as of May 31, 2008 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ MCGLADREY & PULLEN, LLP
 New York, New York
September 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Lescarden Inc.

We have audited the accompanying statements of income, stockholders’ equity, and cash flows of Lescarden Inc. for the year ended May 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lescarden, Inc. for the year ended May 31, 2007 in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York
 August 23, 2007

LESCARDEN INC.

BALANCE SHEET
May 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$38,867
Accounts receivable	82,490
Inventory	219,637
Total current assets	340,994

Deferred income tax asset, net of valuation allowance of $1,435,000
Total Assets	$340,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable and accrued expenses	$173,506
Shareholder loan	7,000
Deferred revenue	42,722
Deferred license fees	264,477
Total Liabilities	487,705

Stockholders' deficit:
Convertible preferred stock - $.02 par value; $1.50 liquidation value (aggregating $138,000); authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840
Common stock - $.001 par value; authorized 200,000,000 issued and outstanding 30,943,450 shares	30,943
Additional paid-in capital	16,617,615
Accumulated deficit	(16,797,109)
Stockholders' Deficit	(146,711)
Total Liabilities and Stockholders' Deficit	$340,994

See Notes to Financial Statements

LESCARDEN INC.

STATEMENTS OF (OPERATIONS) INCOME
Year ended May 31,	2008	2007
Revenues:
Product sales	$272,874	$325,723
License fees	156,344	722,679
Interest income	2,451	14,404
Total revenues	431,669	1,062,806

Costs and expenses:
Cost of product sales	68,302	102,811
Salaries and wages	271,935	271,833
Professional fees and consulting	186,714	194,822
Commissions	-	29,100
Rent and office expenses	115,638	107,812
Travel and meetings	118,112	144,359
Insurance	62,786	56,000
Other administrative expenses	11,997	17,800
Total costs and expenses	835,484	924,537
Net (loss) income	$(403,815)	$138,269
Net (loss) income per common share - basic and diluted	$(.01)	$.00

Weighted-average number of common shares outstanding:
Basic	30,943,450	31,038,423
Diluted	30,943,450	31,038,423

See Notes to Financial Statements

LESCARDEN INC.

			STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
	Convertible Preferred		Common Stock
	Stock
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance at May 31, 2006	92,000	$1,840	31,057,418	$31,057	$16,634,596	$(16,531,563)	$135,930
Repurchase of common stock			(113,968)	(114)	(16,981)		(17,095)
Net income						138,269	138,269
Balance at May 31, 2007	92,000	1,840	30,943,450	30,943	16,617,615	(16,393,294)	257,104
Net loss						(403,815)	(403,815)
Balance at May 31, 2008	92,000	$1,840	30,943,450	$30,943	$16,617,615	$(16,797,109)	$(146,711)

See Notes to Financial Statements

LESCARDEN INC.

STATEMENTS OF CASH FLOWS
Year ended May 31,	2008	2007
Cash flows from operating activities:
Net (loss) income	$(403,815)	$138,269

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,884)	(17,551)
Decrease (increase) in inventory	4,529	(21,700)
Increase (decrease) in accounts payable and accrued expenses	127,322)	(40,352)
Increase in deferred revenue	42,722	-
Decrease in deferred license fees	(156,344)	(722,679)
Net cash used in operating activities	(381,702)	(664,013)

Cash flows from financing activities:
Repurchase of common stock	-	(17,095)
Increase in shareholder loan	7,000	-
Cash provided by (used in) financing activities	7,000	(17,095)

Net decrease in cash	(374,702)	(681,108)
Cash and cash equivalents at beginning of year	413,569	1,094,677
Cash and cash equivalents at end of year	$38,867	$413,569

See Notes to Financial Statements

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

1.	OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Lescarden Inc. (the "Company") is engaged in the development of medications for the control and cure of various diseases and the licensing of its technologies for commercialization by other companies.  In its research and testing to date, the Company has discovered and is primarily investigating Catrix®, a complex of mucopolysaccharides derived from bovine cartilage. The Company is currently selling products using CATRIX ® materials and is licensing its technologies in Canada, Europe and Korea.

As shown in the financial statements, the Company has suffered a loss from operations for the year ended May 31, 2008, has a stockholders’ deficiency and a working capital deficiency.

In addition, the Company’s major stockholder has committed to provide loan to the Company as needed to fund operating expenses. All loans or advances will be due and payable no earlier than June 1, 2009 or until the Company returns to profitability.

Revenue from product sales is recognized upon shipment of the product when title to the property and risk of loss transfers to the buyer, and collectibility of the sales price is reasonably assured.

The deferred license fees of $264,477 stated on the balance sheet relate to license fees received from the Company's licensees in Canada, Europe and Korea which are being amortized straight-line over the term of the license agreements.

The Company believes it has one business segment for financial reporting purposes since it operates in the medical products industry.

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts.  The Company estimates doubtful accounts based on historical bad debt, factors related to specific customers' ability to pay and current economic trends.  The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. No allowance was needed at May 31, 2008.

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits.  The Company has not experienced any losses on these accounts.

Basic earnings (loss) per share is computed by dividing net income (loss) per common share by the weighted-average number of common shares outstanding during the year. Diluted earnings per share has not been presented in the accompanying statements of (operations) income since the Company has no dilutive warrants nor other potential common stock outstanding during the year based on the stock price as of the end of the year.  Warrants to purchase 538,783 and 488,783 shares of the Company’s common stock , were not included in the calculation, due to the fact that these warrants were anti-dilutive for the years ended May 31, 2008 and 2007.

Inventory, consisting principally of Catrix ® and BIO-CARTILAGE ® supplies and Catrix ® topical wound treatment creams and solutions, is stated at the lower of cost, determined by the first-in, first-out method, or market.

 LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management.  Actual results could differ from those estimates.

Income taxes

Effective June 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at May 31, 2008.

The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Recent accounting pronouncements.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Certain prior year amounts have been reclassified to conform to current year presentation.

2.	INVENTORY:

Inventory at May 31, 2008 consists of the following:
Finished goods	$83,198
Raw materials	136,439
$219,637

3.	STOCK OPTIONS AND WARRANTS:

In the year ended May 31, 1993, the Company approved the 1992 Employee Incentive Stock Plan (the "1992 Plan").  The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants.  The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant.  Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant.  At May 31, 2008, no options were granted under the 1992 Plan.

 LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

Note 3 (continued)

The following is a summary of transactions relating to warrants which are granted at the discretion of the board of directors:

	Number of Warrants Exercisable	Weighted-average Excise Price per Share
Balance at June 1, 2006	852,766	$.24
Expired	(313,983)	.16
Balance at May 31, 2007	538,783	.28
Expired	(50,000)	.34
Balance at May 31, 2008	488,783	$.28

The following table summarizes the information about warrants outstanding at May 31, 2008:

Warrants Outstanding and Exercisable

Range of Excise Price	Number Outstanding	Weighted-average Remaining Contractual life (years)	Weighted –Average Excise Price
$.15	100,000	2.83	$.15
.25 -.29	48,783	1.89	.25
$.30 - $.34	340,000	2.25	.32
$.15 - $.34	488,783	2.32	$.28

4.	MAJOR CUSTOMERS AND SUPPLIER:

During the year ended May 31, 2008 and May 31 2007, sales to two and three customers accounted for approximately 53% and 79% of net product sales, respectively.

Substantially all of the Company's purchases of its primary raw material for the Company's principal merchandise inventory for the year ended May 31, 2008 were from one vendor.

5.	COMMITMENTS AND CONTINGENCIES:

The Company has a non-cancelable lease with an unrelated third party to rent office space.  The lease, which expires on January 31, 2011, is subject to escalations based on real estate taxes and utilities.  The aggregate minimum rental payments under this lease are as follows:

Year ending May 31,

2009	68,182

2010	72,435

2011	48,930
$189,547

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

Note 5 (continued)

Rent expense charged to operations for the years ended May 31, 2008 and 2007 amounted to approximately $83,000 and $74,000, respectively.

On June 4, 2002, the Company announced that it had entered into a license agreement with another entity related to ICN granting this entity a 10-year exclusive license to market the Product in Canada. All of the license fees were paid in the fiscal year ended May 31, 2003, upon the Company having secured registration and marketing approval for the Product from the Canadian Health Authorities and are being amortized over the life of the license.  In the accompanying May 31, 2008 balance sheet, $90,000 is included in deferred license fees.

On September 16, 2004, the Company announced that it had entered into a license agreement with Valeant Pharmaceuticals International (formerly ICN Iberica) granting Valeant a 10-year exclusive license to market Lescarden's proprietary product, Catrix ® Wound Dressing throughout Europe. This agreement expanded the existing relationship between the two companies. In July 2006, the company approved a sub-license agreement between Valent and Smith and Nephew for distribution of Catrix ® wound dressing in Spain through June 15, 2009. The company terminated its agreements with Valent except for distribution in Spain which expires on June 15, 2009. In the accompanying May 31, 2008 balance sheet, $135,477 of license fees received from this agreement is included in deferred license fees.

On December 22, 2004, the Company announced that it had entered into a license agreement with Daewoong Pharmaceutical Co. Ltd. of Seoul, Korea granting Daewoong a 10-year exclusive license to market Lescarden's proprietary product Catrix ® Wound Dressing in South Korea. Daewoong is the fourth largest pharmaceutical manufacturer and distributor in Korea. In the accompanying May 31, 2008 balance sheet, $39,000 of license fees received from this agreement is included in deferred license fees.

6.	STOCKHOLDERS' DEFICIT:

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

The Company has net operating loss carry forwards of approximately $4,222,000 available to reduce future taxable income which expire in various years through 2028.

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

The deferred income tax asset is comprised of the  following at May 31, 2008:

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

Note 7 (continued)

Gross deferred tax assets	$1,435,000
Valuation allowance	(1,435,000)
Net deferred income tax asset	$-0-

A reconciliation of the effective income tax rate to the statutory  rate is as follows:

Year ended May 31,	2008	2007
Tax benefit at federal statutory rate	(34)%	(34)%
Increase in valuation allowance	34	34
	-0-%	-0-%

8.	RELATED PARTY TRANSACTIONS:

During the year ended May 31, 2008  the a major stockholder of the Company provided a loan to the Company in the amount of $7,000. This loan is non-interest bearing and is not due to be paid back no earlier than June 1, 2009.

9.	SUBSEQUENT EVENT:

Subsequent to the May 31, 2008 year end, the major stockholder of the Company provided a loan to the Company in the amount of $92,000. This loan is non-interest bearing and not due to be paid back no earlier than June 1, 2009.