Form 10-Q
period 2008-08-31
LESCARDEN INC
filed 2008-10-15
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 2054 9

FORM 10-Q

Quarterly Report Under Section 13 or 15d
of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008

LESCARDEN, INC.
(Name of Registrant as Specified in Its Charter)

Commission file -------

New York	13-2538207
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

420 Lexington Ave. Ste 212, New York	10170
(Address of principle executive office)	(Zip Code)

Issuer’s telephone number    212-687-1050

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒    No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐      No ☒

As of October 13, 2008, there were 30,943,450 shares outstanding of the registrant’s Common Stock, $.001 par value per share.

LESCARDEN INC.

CONDENSED BALANCE SHEETS

	August 31,2008 (UNAUDITED)	May 31, 2008 (AUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$49,236	$38,867
Accounts receivable	19,034	82,490
Inventory	217,601	219,637
Total current assets	285,871	340,994

Deferred income tax asset, net of valuation allowance of $1,455,000 and $1,435,000 at August 31, 2008 and May 31, 2008, respectively
Total assets	$285,871	$340,994

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$160,146	$173,506
Shareholder loan	99,000	7,000
Deferred revenue	8,692	42,722
Deferred license fees	225,392	264,477
Total liabilities	493,230	487,705

Stockholders' deficit:
Convertible preferred stock	1,840	1,840
Common stock	30,943	30,943
Additional paid-in capital	16,617,615	16,617,615
Accumulated deficit	(16,857,759)	(16,797,109)
Stockholders' deficit	(207,359)	(146,711)
Total liabilities and stockholders' deficit	$285,871	$340,994

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the Three Months Ended August 31,

	2008	2007

Total revenues	$120,387	$222,233

Costs and expenses:
Cost of sales	17,999	28,907
Salaries	67,878	67,738
Professional fees and consulting	44,307	46,943
Rent and office expenses	31,743	32,463
Travel and meetings	4,728	28,213
Insurance	7,278	8,439
Other administrative expenses	7,102	2,988

Total costs and expense	181,035	215,691

Net (loss) income	$(60,648)	$6,542

Net (loss) income per share – basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	30,943,450	30,943,450

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the Three Months Ended August 31,

	2008	2007

Cash flows from operating activities:
Net (loss) income	$(60,648)	$6,542
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	63,456	(139,259)
Decrease in inventory	2,036	12,268
(Decrease) increase in accounts payable and accrued expenses	(13,360)	27,728
Decrease in deferred revenue	(34,030)	-
Decrease in deferred license fees	(39,085)	(52,603)
Net cash flows from operating activities	(81,631)	(145,324)

Cash flows from financing activities:
Increase in shareholder loan	92,000	-
Cash provided by financing activities	92,000	-

Increase (decrease) in cash	10,369	(145,324)

Cash and cash equivalents - Beginning of Period	38,867	413,569

Cash and cash equivalents – End of Period	$49,236	$268,245

See notes to financial statements

LESCARDEN INC .

(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

August 31, 2008

Note 1 - General:

The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2008.

The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations. As shown in the financial statements, the Company incurred a loss from operations during the quarter and has stockholder’s deficiency. In addition, the Company’s major stockholder has committed to provide loans to the Company as needed to fund operations. All loans or advances will be due or payable no earlier than June 1, 2009 or until the company returns to profitability.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at August31, 2008.

The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

The Company’s major stockholder provided a loan to the Company amounting to $92,000 during that period. The loan is non-interest bearing and is due to be paid back no earlier than June 1st 2009.

Certain prior period amounts have been reclassified to conform to current period presentation.

LESCARDEN INC.
Management's Discussion and Analysis of  Financial Condition
and Results of Operations
August 31, 2008

Results of Operations--Three months ended August 31, 2008 compared to August 31, 2007

The Company’s revenues decreased in the fiscal quarter ended August 31, 2008 compared to August 31, 2007 by 46% or $101,846 due to decreased sales of CATRIX ® Wound Dressing to its licensees in Asia.  The Company has reformulated Catrix 5 Rejuvenation Cream to address product separation issues and expects to complete quality control testing the reformulated product during the second quarter.  Pending orders for the reformulated product will be shipped to Asian licensee upon completion of quality control testing.

Total costs and expenses during the three months ended August 31, 2008 were 16% or $34,656 lower than those of the comparative prior year period. The decrease was principally due to a decrease in travel and meeting expenses of $23,485 and lower cost of product sales of $10,908.

Liquidity and Capital Resources

The Company had a net loss of $60,648 for the three months ended August 31, 2008 principally as the result of decreased revenues.

As of August 31, 2008, the Company’s current assets exceeded its accounts payable and accrued expenses by $125,725.  The Company’s cash and cash equivalents balance increased by $10,369 in the quarter ended August 31, 2008 to $49,236. The company’s major shareholder has committed to provide loans to the Company as needed to fund operations until the company returns to profitability.

The Company has no material commitments for capital expenditures at August 31, 2008.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10Q. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q..

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q..

LESCARDEN INC.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 2008.

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

Date: October 13, 2008

S/William E. Luther
William E. Luther
President and
Chief Executive Officer