Form 10-Q
period 2008-11-30
LESCARDEN INC
filed 2009-01-14
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q - Quarterly or Transitional Report
(Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
☒ Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to

Commission file number 000-10035

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
Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding January 7, 2009
Common Stock $.001 par value	30,943,450

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐      No ☒

LESCARDEN INC.

CONDENSED BALANCE SHEETS

ASSETS

	November 30, 2008	May 31, 2008
	(UNAUDITED)	(AUDITED)

Current assets:
Cash and cash equivalents	$4,701	$38,867
Accounts receivable	24,778	82,490
Inventory	212,088	219,637
Total current assets	241,567	340,994

Deferred income tax asset, net of valuation allowance of $1,485,000 and $1,435,000 at November 30, 2008 and May 31, 2008

Total assets	$241,567	$340,994

LIABILITIES AND STOCKHOLDERS' EQUITY

Currents liabilities:
Accounts payable and accrued expenses	$224,497	$173,506
Shareholder loan	119,000	7,000
Deferred revenue	8,685	42,722
Deferred license fees	186,305	264,477
Total liabilities	538,487	487,705

Stockholders' deficit
Convertible preferred stock	1,840	1,840
Common stock	30,943	30,943
Additional paid-in capital	16,617,615	16,617,615
Accumulated deficit	(16,947,318)	(16,797,109)
Stockholders' deficit	(296,920)	(146,711)
Total liabilities and stockholders' deficit	$241,567	$340,994

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the three months Ended November 30,		(UNAUDITED) For the six months Ended November 30,

	2008	2007	2008	2007

Total revenues	99,677	188,093	220,064	410,326

Costs and expenses:
Cost of sales	12,168	27,749	30,167	56,656
Salaries	48,542	65,446	116,420	133,183
Professional fees and consulting	55,610	40,758	99,917	87,701
Rent and office expense	26,953	36,145	58,696	68,609
Travel and meetings	1,345	38,084	6,073	66,298
Insurance	39,965	29,733	47,243	38,172
Other administrative expenses	4,655	2,256	11,757	5,244
Total costs and expenses	189,238	240,171	370,273	455,863

Net loss	$(89,561)	$(52,078)	$(150,209)	$(45,537)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
Shares outstanding – basic and diluted	30,943,450	30,943,450	30,943,450	30,943,450

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the six months Ended November 30,

	2008	2007

Cash flows from operating activities:
Net loss	$(150,209)	$(45,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	57,712	(189,084)
Decrease in inventory	7,549	18,308
Increase (decrease) in accounts payable and accrued expenses	50,991	(6,091)
Decrease in deferred revenue	(34,037)	-
Decrease in deferred license fees	(78,172)	(105,205)
Net cash flows used in operating activities	(146,166)	(327,609)

Cash flows from financing activities:
Increase in shareholder loan	112,000	-
Cash provided by financing activities	112,000	-

Decrease in cash	(34,166)	(327,609)

Cash - Beginning of Period	38,867	413,569

Cash – End of Period	$4,701	$85,960

See notes to financial statements

LESCARDEN INC.

(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

November 30, 2008

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

The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations. As shown in the financial statements, the Company incurred a loss from operations during the quarter and has stockholder’s deficiency. The Company’s major stockholder has committed to provide loans to the company as needed to fund operations. All loans from such stockholder will be due or payable no earlier than June 1, 2009 or until the company returns to profitability. The Company’s major stockholder provided a non-interest bearing loan of $112,000 to the Company during the six-month period ended November 30, 2008.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued at November 30, 2008.

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
November 30, 2008

Results of Operations:

The results of operations for the six months ended November 30, 2008 reflect a transitional period for the Company brought about by a strategic refocusing on licensing opportunities and production cost efficiencies.  Despite the global economic slowdown, demand for the Company’s products in the European and Asian markets remained strong.  Our licensees in Europe and Asia are well positioned to pursue promotional opportunities and grow brand awareness in the targeted markets.  With regard to existing license agreements, license fees are amortized on a straight line basis over the term of the license. The Company is obligated to deliver products to licensees during the terms of the respective license agreements.

-	Smith and Nephew continues to distribute the Catrix Wound Dressing in Spain under a sublicensing Agreement concluded in July 2007.

-	In Korea, Daewoong Pharmaceutical is conducting further toxicity tests on the Catrix Wound Dressing to meet regulatory requirements of the Korean FDA.

-	In Thailand, under an agreement signed in February, 2008, NANO Asia is preparing to distribute the Catrix Wound Dressing as it works to meet regulatory requirements.

The launch of Caty-S in the Korean market reflects an effort to identify the unique needs of that market and offer a formulation of the Company’s core product to meet those needs.  The Company’s investment in product development production costs is expected to provide a sustainable competitive advantage in the Korean market but has resulted in lower gross margins with respect to current period sales.  The initial formulation of Caty-S experienced quality control exceptions due to product separation, however, the reformulated product is in the final stages of stability testing and will be available for shipment during the third quarter.

The Company has reached an agreement with Alcan Packaging that will significantly reduce the direct product costs of production.  The decision by the Company’s former packager to discontinue involvement with animal source product necessitated this change and caused a delay in the Company’s ability to fulfill a $225,000 purchase order from its European licensee.  The Company has selected an alternative packaging services company and expects to fulfill the outstanding purchase order during the fourth quarter.  The Company reached an agreement with its former packager to accept non-recurring payments of $30,000 during the second quarter and an additional payment of $50,000 payable during the third quarter in full settlement of the business interruption and resulting product fulfillment delay brought about by its decision to discontinue packaging the Company’s products.

Six months ended November 30, 2008 compared to November 30, 2007

The Company’s revenues decreased 46% or $190,262 during the six months ended November 30, 2008 compared to November 30, 2007 due to decreased sales of Catrix® skincare to its licensees in Asia.  The Company is in the final stages of testing the reformulated Caty-S which experienced quality control exceptions due to product separation. Other income of $30,183 representing a payment from the Company’s former packager of Catrix products was included in revenue for the period.

Total costs and expenses during the six months ended November 30, 2008 were 19% or $85,590 lower than those of the comparative prior year period. The decrease was principally due to a decrease in travel and meeting expenses of $60,225, and decreases in salaries of $16,763 and cost of sales of $26,489 offset by increases in insurance expense of $9,071 and professional fees of $12,216.

Three months ended November 30, 2008 compared to November 30, 2007

The Company’s revenues decreased in the fiscal quarter ended November 30, 2008 compared to November 30, 2007 by 47% or $88,316 due to decreased sales of Catrix ® skincare to its licensees in Asia. The Company is in the final stages of testing the reformulated Caty-S which experienced quality control exceptions due to product separation. Upon approval by the Korean licensee, gross margins are expected to return to historical levels. Other income of $30,183 representing a payment from the Company’s former packager of Catrix products was included in revenue for the period.

Total costs and expenses during the three months ended November 30, 2007 were 21% or $50,934 lower than those of the comparative prior year period. The decrease was principally due to decreases in travel and meeting expenses and salaries offset by increases in professional fees and other administrative expenses, which included the additional shipping costs pertaining to the launch of reformulated Caty-S in the Korean market.

Liquidity and Capital Resources

As of November 30, 2008, the Company’s current assets exceeded its accounts payable and accrued expenses by $17,070.  The Company’s cash and cash equivalents balance decreased by $34,166 in the quarter ended November 30, 2008 to $4,701. The company’s major shareholder has committed to provide loans to the Company as needed to fund operations until the company returns to profitability.  The Company has no material commitments for capital expenditures at November 30, 2008.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10-Q.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

LESCARDEN INC.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 2008.

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

LESCARDEN INC.
(Registrant)

Date: January 14, 2009

	S/	William E. Luther
William E. Luther
Chief Executive Officer and
Chief Financial Officer