Form 10-K/A
period 2008-05-31
LESCARDEN INC
filed 2009-04-01
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee required]

For the transition period from________to

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
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K/A or any amendment to this Form 10K/A.
☒
Issuers revenues for its most recent fiscal year were $ 1,062,806.

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant on July 12, 2008 was approximately $2,339,991.

The number of shares of registrant’s Common Stock outstanding as of July 12, 2008 was 30,943,450.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Forward Looking Statements

This annual report on Form 10K/A contains predictions projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively “forward-looking statements”).  Forward-looking statements involve risks and uncertainties.  A number of important factors could cause actual results to differ materially from those in the forward-looking statements.  In assessing forward-looking statements, readers are urged to read carefully all cautionary statements including those contained in other sections of this annual report on Form 10K/A.

EXPLANATORY NOTE

This abbreviated amendment to the May 31, 2008 10K/A is being filed to include a reference to internal control over financial reporting in paragraph 4b of Exhibit 31 Certification pursuant to Item 601(b)(31) of Regulation S-B.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESCARDEN INC.

By:	S/William E. Luther
William E. Luther, President
March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	S/ William E. Luther William E. Luther March 31, 2009	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

By:	S/George E. Ehrlich George E. Ehrlich March 31, 2009	Director

By:	S/ Charles T. Maxwell Charles T. Maxwell March 31, 2009	Director

By:	S/ Russell O. Wiese Russell O. Wiese March 31, 2009	Director

By:	S/ Xavier Gras Balaguer	Director
Xavier Gras Balaguer March 31, 2009

3