Form 10-Q/A
period 2008-08-31
LESCARDEN INC
filed 2009-04-01
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q - Quarterly or Transitional Report
(Added by 34-30968, eff. 8/13/93, as amended )

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding October 10, 2008
Common Stock $.001 par value	30,943,450

EXPLANATORY NOTE

This abbreviated amendment to the August 31, 2008 10-Q is being filed to include paragraph 5b of Exhibit 31 Certification pursuant to Item 601(b)(31)(i) of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESCARDEN INC.
(Registrant)

Date: March 31, 2009

S/William E. Luther
William E. Luther
President and
Chief Executive Officer