Form 10-K/A
period 2008-05-31
LESCARDEN INC
filed 2009-04-10
CIK 58822

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

EXPLANATORY NOTE

This abbreviated amendment to the May 31, 2008 10-KSB is being filed to include Item 8A and paragraph 4c of Exhibit 31 Certification pursuant to Item 601(b)(31) of Regulation S-B.

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

Management's report on internal control over financial reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2008 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2008, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework

This Annual Report on Form 10-KSB does not include an attestation report of the Company's registered public accounting firm regarding internal control over financialreporting since temporary rules of the SEC permit the Company to provide only management's report on this Annual Report on Form 10-KSB.

(c) Changes in internal control over financial reporting.
As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the ExchangeAct) during the quarter ended May 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESCARDEN INC.

By:	S/William E. Luther
William E. Luther, President
April 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	S/ William E. Luther William E. Luther April 10, 2009	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

By:	S/George E. Ehrlich George E. Ehrlich April 10, 2009	Director

By:	S/ Charles T. Maxwell Charles T. Maxwell April 10, 2009	Director

By:	S/ Russell O. Wiese Russell O. Wiese April 10, 2009	Director

By:	S/ Xavier Gras Balaguer	Director
Xavier Gras Balaguer April 10, 2009

3