Form 10-Q/A
period 2008-08-31
LESCARDEN INC
filed 2009-04-10
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 2054 9

Form 10-Q/A - Quarterly or Transitional Report
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

EXPLANATORY NOTE

This abbreviated amendment to the August 31, 2008 10-Q is being filed to include Item 4 and  paragraph 4c of Exhibit 31 Certification pursuant to Item 601(b)(31)(i) of Regulation S-K.

Item 4  Disclosure Controls and Procedures

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

Date: April 10, 2009

S/William E. Luther
William E. Luther
President and
Chief Executive Officer