Form 10-Q
period 2009-02-28
LESCARDEN INC
filed 2009-04-13
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q - Quarterly or Transitional Report
(Added by 34-30968, eff. 8/13/93, as amended)

(Mark One)
☒ Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

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

Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding April 10, 2009
Common Stock $.001 par value	30,943,450

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No  ☒

LESCARDEN INC.

CONDENSED BALANCE SHEETS

	February 28, 2009	May 31, 2008
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$17,928	$38,867
Accounts receivable	20,439	82,490
Inventory	197,456	219,637
Total current assets	235,823	340,994

Deferred income tax asset, net of valuation allowance of $1,470,000 and $1,435,000 at February 28, 2009 and May 31, 2008 respectively

Total assets	$235,823	$340,994

LIABILITIES AND STOCKHOLDERS' EQUITY

Currents liabilities:
Accounts payable and accrued expenses	$188,332	$173,506
Shareholder loan	129,000	7,000
Deferred revenue	26,065	42,722
Deferred license fees	147,220	264,477
Total liabilities	490,617	487,705

Stockholders' deficit
Convertible preferred stock	1,840	1,840
Common stock	30,943	30,943
Additional paid-in capital	16,617,615	16,617,615
Accumulated deficit	(16,905,192)	(16,797,109)
Stockholders' deficit	(254,794)	(146,711)
Total liabilities and stockholders' deficit	$235,823	$340,994

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the three months ended		(UNAUDITED) For the nine months ended

	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Total revenues	137,536	$89,882	357,600	$500,208

Costs and expenses:
Cost of sales	20,395	94,577	50,562	151,234
Salaries	18,769	71,030	135,189	204,213
Professional fees and consulting	17,237	58,462	117,154	146,163
Rent and office expense	22,936	31,335	81,632	99,943
Travel and meetings	8,306	16,644	14,378	82,942
Insurance	2,426	14,401	49,669	52,573
Other administrative expenses	5,341	3,193	17,099	8,437
Total costs and expenses	95,410	289,642	465,683	745,505

Net income (loss)	$42,126	$(199,760)	$(108,083)	$(245,297)

Net income (loss) per share – basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common Shares outstanding – basic and diluted	30,943,450	30,943,450	30,943,450	30,943,450

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the nine months Ended
	February 28,	February 29,
	2009	2008

Cash flows from operating activities:
Net loss	$(108,083)	$(245,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	62,051	(82,372)
Decrease in inventory	22,181	28,657
Increase in accounts payable and accrued expenses	14,826	53,374
Decrease in deferred revenue	(16,657)	-
Decrease in deferred license fees	(117,257)	(157,808)
Net cash flows used in operating activities	(142,939)	(403,446)

Cash flows from financing activities:
Increase in shareholder loan	122,000	-
Cash provided by financing activities	122,000	-

Decrease in cash	(20,939)	(403,446)

Cash - beginning of period	38,867	413,569

Cash – end of period	$17,928	$10,123

See notes to financial statements

LESCARDEN INC.

(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

February 28, 2009

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

The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations. As shown in the financial statements, the Company incurred a year to date loss from operations and has stockholder’s deficiency. The Company’s major stockholder has committed to provide loans to the company as needed to fund operations. All loans from such stockholder will be due or payable no earlier than June 1, 2009 or until the company returns to profitability. The Company’s major stockholder provided additional non-interest bearing loans totaling $122,000 to the Company during the nine month period ended February 28, 2009.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued at February 28, 2009.

The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

Certain prior period amounts have been reclassified to conform to current period presentation.

LESCARDEN INC.

Management's Discussion and Analysis of  Financial Condition
and Results of Operations
February 28, 2009

Results of Operations:

The results of operations for the nine months ended February 28, 2009 reflect a transitional period for the Company brought about by a strategic refocusing on licensing opportunities and production cost efficiencies.  Despite the global economic slowdown, demand for the Company’s products in the European and Asian markets remained strong.  Our licensees in Europe and Asia are well positioned to pursue promotional opportunities and grow brand awareness in the targeted markets.

The launch of Caty-S in the Korean market reflects an effort to identify the unique needs of that market and offer a formulation of the Company’s core product to meet those needs.  The Company’s investment in product development production costs is expected to provide a sustainable competitive advantage in the Korean market but has resulted in lower gross margins with respect to current period sales.  The 30% increase in the Korean won/U.S. dollar exchange rate during the past year has resulted in reduced sales volume and delayed payment of outstanding accounts receivable.  The Company is currently negotiating a discounted unit cost in exchange for more favorable payment terms with its major customer in Korea but does not anticipate a significant change in gross margin due to improved production cost efficiencies.

The Company has reached an agreement with Alcan Packaging and reconfigured its regulatory oversight of the production process in an effort to reduce the direct product costs of production.  The decision by the Company’s former packager to discontinue involvement with animal source product necessitated this change and caused a delay in the Company’s ability to fulfill a $225,000 purchase order from its European licensee.  The Company reached an agreement with its former packager in November 2007 to accept non-recurring payments of $30,000 during the second quarter and an additional payment of $50,000 paid during the third quarter in full settlement of the business interruption and resulting product fulfillment delay brought about by its decision to discontinue packaging the Company’s products.  The evaluation of regulatory compliance at the new packaging facilities is expected to be completed during the fourth fiscal quarter.

Nine months ended February 28, 2009 compared to February 28, 2008

The Company’s revenues decreased 29% or $142,608 during the nine months ended February 28, 2009 compared to February 28, 2008 due to decreased sales of Bio-Cartilage and Catrix skincare to its licensees in Asia offset by an increase in other income and sales of Poly-Nag to emerging markets in the Philippines.  Other income of $80,183 representing a payment from the Company’s former packager of Catrix products was included in revenue for the period pursuant to a settlement agreement and release signed by the Company in November, 2008.

Total costs and expenses during the nine months ended February 28, 2009 were 38% or $279,822 lower than those of the comparative prior year period. The decrease was due to decreases in cost of sales, salaries, professional fees, rent and office and travel and meeting expenses brought about by the Company’s strategic refocusing on licensing opportunities offset by an increase in other administrative expense of $8,662 attributable to increased shipping costs pertaining to the launch of reformulated Caty-S in the Korean market.

Three months ended February 28, 2009 compared to February 28, 2008

The Company’s revenues increased in the fiscal quarter ended February 28, 2009 compared to February 28, 2008 by 53% or $47,654 due to the return of $73,726 of Catrix skin care products by the Korean licensee during the third quarter of fiscal 2008 and an increase in other income of $50,000 representing the final payment from the Company’s former packager pursuant the settlement agreement and release signed in November, 2008.

Total costs and expenses during the three months ended February 28, 2009 were 67% or $194,232 lower than those of the comparative prior-year period. The decrease was principally due to decreases in cost of sales, salaries and professional fees.  With the completion of the Korean product reformulation and approval, gross margins have returned to and are expected to remain at historic levels.

Liquidity and Capital Resources

As of February 28, 2009, the Company’s current assets exceeded its accounts payable and accrued expenses by $47,491.  The Company’s cash and cash equivalents balance decreased by $20,939 during the nine months ended February 28, 2009 to $17,928. The company’s major shareholder provided loans totaling $122,000 during the nine-month period ended February 28, 2009 and has committed to provide loans to the Company as needed to fund operations until the company returns to profitability.

The Company has no material commitments for capital expenditures at February 28, 2009.

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

LESCARDEN INC.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended February 28, 2009.

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
Chief Executive and
Chief Financial Officer