Form 10-K
period 2009-05-31
LESCARDEN INC
filed 2009-09-09
CIK 58822

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the fiscal year ended May 31, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee required]

For the transition period from __________ to __________

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

Common Stock $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐     Accelerated filer  ☐      Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). .   Yes ☐   No ☑

Issuers revenues for its most recent fiscal year were $ 478,531.

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on July 10, 2009 was approximately $623,998.

The number of shares of registrant’s Common Stock outstanding as of August 20, 2009 was 30,943,450.

Forward Looking Statements

This annual report on Form 10-K contains predictions projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively “forward-looking statements”). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements, readers are urged to read carefully all cautionary statements including those contained in other sections of this annual report on Form 10-K.

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

Human Clinical Trial Conducted With Catrix

Decubitus Ulcers

In 2004 a clinical study was performed in Spain by the senior nursing professionals associated with the Spanish Ulcer and Chronic Wound Advisory Panel . The purpose of the study was to demonstrate that Catrix® Wound Dressing could achieve a significant healing effect on pressure ulcers (bed sores) and other chronic wounds that had failed to respond after months of standard wound healing treatment. The 101 lesions included in the study had resisted healing for an average treatment time of 155 days. 51 of the lesions were Stage III, or serious, while 32 lesions were deemed to be Stage IV, very serious (total loss of the skin thickness with extensive destructions, necrosis of tissue in muscle, bone or support structure.)

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

In July 2006 the Company took the first step toward rebuilding its European distribution when it approved a sub-license agreement between Valeant and Smith & Nephew for distribution of Catrix Wound Dressing in Spain. Smith & Nephew, a global leader in the development and distribution of wound care products, will take over the distribution of Catrix to the hospital and acute care markets and will add significantly to field sales representation of Catrix in Spain.  New orders from Smith and Nephew are expected in upcoming fiscal year.

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

Human Resources

At August 12, 2009, the Company had one full time employee. We retain several consultants to assist in the administration of the Company and coordinate ongoing research and clinical trials.

ITEM 1A.

RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

The recent changes in general economic conditions, and the resulting impact on consumer confidence and consumer spending, could adversely impact our results of operations.

Our financial performance is subject to changes in general economic conditions and the impact of such economic conditions on levels of consumer confidence and consumer spending. Recently, consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period of time.  Consumer purchases of discretionary items, including our merchandise, generally decline during periods where disposable income is adversely affected, unemployment rates increase or there is economic uncertainty. The current economic environment could cause our vendors to go out of business or our banks to discontinue lending us money or it could cause us to undergo additional restructurings, any of which would adversely impact our business and operating results.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

We have evaluated and tested our internal controls in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We expect to incur, significant expenses and a diversion of management’s time to meet the requirements of Section 404 due to the need to have our auditors attest to our in the future. If we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could negatively impact the perception of us in the financial market and our business. In addition, our internal controls may no prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met.

As a public company, we will be required to have our auditors attest to the adequacy of internal controls and test compliance therewith for 2010 and future fiscal years.  Due to the limited number of full-time employees, it is likely that the Company will be required to modify certain aspects of its system of internal control to improve segregation of duties and avoid disclosing material weakness.  The costs associated with these requirements will significantly increase the cost of maintaining compliance with public company reporting requirements and may cause the board of directors to consider deregistration of its securities or “going dark’ or other alternatives to avoid diverting management time and cash-flow from operations to comply with the current and future reporting requirements to continue as a registered public company.  Any changes to the Company’s status as a registered public company may reduce the availability of public information about the Company’s results of operations and negatively impact the market price and liquidity of the Company’s stock.

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

Fiscal Year Ending May 31, 2009	High	Low
Fourth Quarter	0.05	0.01
Third Quarter	0.10	0.02
Second Quarter	0.08	0.01
First Quarter	0.14	0.08

Fiscal Year Ending May 31, 2008	High	Low
Fourth Quarter	0.12	0.07
Third Quarter	0.12	0.08
Second Quarter	0.19	0.09
First Quarter	0.19	0.12

On August 20, 2009 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $0.04. As of May 31, 2009 there were 416 holders of record of the Company's Common stock.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable to smaller reporting Companies.

ITEM 7.

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

Review

The results of operations for fiscal year ending May 31, 2009 were negatively affected by the need to relocate the packaging process of its core product. The decision by its former packager to discontinue involvement with animal source products necessitated a significant change in its production process and regulatory recertification of the new packager.  The Company received non-recurring payments totaling $80,183 from its former packager in settlement of any and all claims associated with the increased testing and certification costs brought about its decision to discontinue packaging the Company’s products which was included in other income for the year ended May 31, 2009.

Trends and Opportunities

The Company continues to focus on both Asia and Europe to include new geographic territories that offer easy access to targeted market segments and reliable distribution partners that are well positioned to strengthen brand awareness and increase demand for the Company’s products in growth markets. We believe the market for wound and burn treatment will continue to grow worldwide, driven by an aging population, an increase in obesity which is a cause of a higher incidence of diabetes, as well as the proven clinical benefits of Catrix to address the challenge of healing wounds that otherwise have proven difficult using standard treatment modalities.

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

Obtaining marketing approvals from the Korean Food and Drug Administration (KFDA) has taken longer than expected. The delay has resulted from the KFDA designating Catrix as a class IV medical device which should yield a higher level of reimbursement from the local authorities.

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

Fiscal year ended May 31, 2009 compared to May 31, 2008

The increase of $46,862 in revenues during the year ended May 31, 2009 compared to May 31, 2008 was attributable to other income of $80,183 associated with a non-recurring payment from the Company’s former packager and an increase in Poly-Nag revenues of $99,000 offset by decreases in revenue from the sale of Catrix and skin care products of $61,346 and $53,452 respectively.

The cost of sales during the year ended May 31, 2009 increased by $29,317 or 43% due to a write-off of unsalable inventory of $22,140 and costs associated with the relocation of its packaging process and related testing and certification costs of obtaining regulatory compliance. The Company expects gross margin to return to historical levels upon completion of the testing and certification of its new packaging facility during the second fiscal quarter of 2010.

Total expenses excluding cost of sales during the year ended May 31, 2009 were 30.25% or $232,098 lower than those of the prior year. The decrease was principally due to lower salary expense of $109,460 and lower travel expenses of $103,734 and lower insurance expense of $15,304 associated with workforce reduction and decreased employee benefit costs.

Liquidity and Capital Resources

The Company incurred a net loss of $154,003 for the year ended May 31, 2009. Net cash increased by $1,398 for the fiscal year ended May 31, 2009 due to the excess of increase in loan from shareholder over cash used for operating activities. As of May 31, 2009, the Company’s current assets exceeded its accounts payable and accrued expenses by $6,730 due to the excess of increase in loan from shareholder over cash used for operating activities.

The Company has no material commitments for capital expenditures at May 31, 2009.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1 for Lescarden Inc. Index to Financial Statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report on Form 10K.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2009 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2009, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting since temporary rules of the SEC permit the Company to provide only management's report on this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting.

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended May 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors of the Company are as follows:

Name	Position
William E. Luther	President, Chief Executive and Chief Financial Officer, Director.
George E. Ehrlich, M.D.	Director.
Charles T. Maxwell	Director.
Russell O. Wiese	Director.
Xavier Gras Balaguer	Director.

Mr. Luther (age 49) came to Lescarden in 1997, serving as Marketing Director for the CATRIX ® Wound Care and Skin Care lines. He was promoted to Vice President of Marketing in 1998 and then promoted to President and Chief Executive in October 2002. Mr. Luther was elected to the Board in April 2003. Mr. Luther is a graduate of the Boston University School of Management.

Dr. Ehrlich (age 80) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

Mr. Maxwell (age 77) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice President of the Company in July 1997 and in April 2000 Mr. Maxwell became Senior Energy Analyst with Weeden & Co., Greenwich, Connecticut. Mr. Maxwell is a graduate of Princeton University and Oxford University.

Mr. Wiese (age 43) is the Chief Marketing Officer of Davis Advisors, L.P., an Investment Advisor that manages over $65 billion. He has held this position since 1994. Prior to joining Davis Advisors, L.P., Mr. Wiese worked for Merck & Co., Inc. where he held positions in sales, sales management, and product management. Mr. Wiese is a graduate of the University of California, Berkley and the Stern School of Business, New York University.

Mr. Balaguer (age 56) has for more than the past five years owned a company devoted to giving advice on strategy and project development to pharmaceutical companies. Since 1998 he has been a representative of the Company in Europe. Mr. Balaguer received his license in Medicine from the Autonomous University of Barcelona, Spain and his MD at the School of Medicine from the University of Barcelona.

ITEM 11.

EXECUTIVE COMPENSATION

		Annual Compensation	Long-Term Compensation Awards
Name	Fiscal Year Ended May 31,	Salary $	Warrants(#)
William E. Luther	2009	$100,000	––
	2008	$150,000	––
	2007	$150,000	––

Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options/ Warrants at FY End (#)	Value of Unexercised In-the-money Options Warrants at FY End ($)

Name	(#)	($)	Exercisable	Exercisable
W.E. Luther			Warrants 210,000	Warrants ––

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 31, 2009 the ownership of the Company's Common Stock by each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company's Common Stock, as well as each of the Company’s directors and executive officers and all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

———————

(1)

The percentages are calculated on the basis of 30,943,450 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire owned by such a person if exercisable within 60 days of May 31, 2009 are included in the number of shares beneficially owned, but such shares are not included in the calculation of the percent of class. All share ownership is direct unless otherwise indicated.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended May 31, 2009 the major stockholder of the Company provided a loan to the Company in the amount of $182,000. This loan is non-interest bearing and due on demand.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 7, 2008, we were notified that certain of the partners of Goldstein Golub & Kessler LLP (“GGK”) became partners of McGladrey & Pullen in a limited asset purchase agreement. As a result, GGK resigned as our independent registered public accounting firm effective as of January 7, 2008 and McGladrey & Pullen was appointed by our Board of Directors as our new independent registered public accounting firm for the Company’s annual financial statements for the year ended May 31, 2008. Our Board of Directors has approved the selection of McGladrey & Pullen to audit our financial statements for the year ending May 31, 2008, and such appointment was ratified by the shareholders.

Through January 7, 2008, GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”) from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services. Subsequent to January 7, 2008, this relationship ceased and McGladrey & Pullen established, and maintains, a similar relationship with RSM. McGladrey & Pullen has no full time employees and, therefore, none of the audit services were provided by permanent full-time employees of McGladrey & Pullen. McGladrey & Pullen manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	2009	2008
Audit fees(1)	$32,500	$32,500
Audit-related fees(2)	—	—
Tax fees(3)	$2,500	$2,500

———————

(1)

Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)

Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.

(3)

Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

ITEM 15.

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

———————

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

LESCARDEN INC.

	By:	/s/ William E. Luther
Date: September 9, 2009		William E. Luther President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William E. Luther	President, Principal Executive Officer,
	William E. Luther	Principal Financial Officer,
	September 9, 2009	Principal Accounting Officer and Director

By:	/s/ George E. Ehrlich	Director
George E. Ehrlich
September 9, 2009

By:	/s/ Charles T. Maxwell	Director
Charles T. Maxwell
September 9, 2009

By:	/s/ Russell O. Wiese	Director
Russell O. Wiese
September 9, 2009

By:	/s/ Xavier Gras Balaguer	Director
Xavier Gras Balaguer
September 9, 2009

LESCARDEN INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lescarden Inc.

We have audited the accompanying balance sheets of Lescarden Inc. (the "Company") as of May 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and has a stockholders’ deficiency and working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

McGLADREY & PULLEN, LLP

New York, New York

September 9, 2009

LESCARDEN INC.

BALANCE SHEETS

As of May 31,	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$40,265	$38,867
Accounts receivable	23,151	82,490
Inventory	163,278	219,637
Total current assets	226,693	340,994

Deferred income tax asset, net of valuation allowance of $1,485,000 and $1,425,000, respectively	––	––
Total assets	$226,693	$340,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable and accrued expenses	$219,963	$173,506
Shareholder loan	189,000	7,000
Deferred revenue	7,640	42,722
Deferred license fees	110,804	264,477
Total liabilities	527,407	487,705

Stockholders' deficit:
Convertible preferred stock - $.02 par value; $1.50 liquidation value (aggregating $138,000); authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value; authorized 200,000,000 issued and outstanding 30,943,450 shares	30,943	30,943
Additional paid-in capital	16,617,615	16,617,615
Accumulated deficit	(16,951,112)	(16,797,109)
Stockholders' deficit	(300,714)	(146,711)
Total liabilities and stockholders' deficit	$226,693	$340,994

See Notes to Financial Statements

LESCARDEN INC.

STATEMENTS OF OPERATIONS

Year ended May 31,	2009	2008
Revenues:
Product sales	$244,643	$272,874
License fees	153,674	156,344
Other income	80,183
Interest income	31	2,451
Total revenues	478,531	431,669

Costs and expenses:
Cost of product sales	97,619	68,302
Salaries and wages	162,476	271,935
Professional fees and consulting	182,071	186,714
Rent and office expenses	108,057	115,638
Travel and meetings	14,378	118,112
Insurance	47,482	62,786
Other administrative expenses	20,451	11,997
Total costs and expenses	632,534	835,484
Net loss	$(154,003)	$(403,815)
Net loss per common share - basic and diluted	$(.00)	$(.01)

Weighted-average number of common shares outstanding:
Basic	30,943,450	30,943,450
Diluted	30,943,450	30,943,450

See Notes to Financial Statements

LESCARDEN INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Convertible Preferred		Common Stock
	Stock
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance at May 31, 2007	92,000	$1,840	30,943,450	$30,943	$16,617,615	$(16,393,294)	$257,104
Net loss						(403,815)	(403,815)
Balance at May 31, 2008	92,000	1,840	30,943,450	30,943	16,617,615	(16,797,109)	(146,711)
Net loss						(154,003)	(154,003)
Balance at May 31, 2009	92,000	$1,840	30,943,450	$30,943	$16,617,615	$(16,951,112)	$(300,714)

See Notes to Financial Statements

LESCARDEN INC.

STATEMENTS OF CASH FLOWS

Year ended May 31,	2009	2008
Cash flows from operating activities:
Net loss	$(154,003)	$(403,815)

Changes in operating assets and liabilities:
Decrease in accounts receivable	59,340)	3,884)
Decrease in inventory	56,359	4,529
Increase in accounts payable and accrued expenses	46,457)	127,322)
(Decrease) increase in deferred revenue	(35,082)	42,722
Decrease in deferred license fees	(153,673)	(156,344)
Net cash used in operating activities	(180,602)	(381,702)

Cash flows from financing activities:
Increase in shareholder loan	182,000	7,000
Cash provided by financing activities	182,000	7,000

Net increase (decrease) in cash	1,398	(374,702)
Cash and cash equivalents at beginning of year	38,867	413,569
Cash and cash equivalents at end of year	$40,265	$38,867

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

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

As shown in the financial statements, the Company incurred a loss from operations for the year ended May 31, 2009, has a stockholders’ deficiency and a working capital deficiency. The Company’s major stockholder has committed to provide loan to the Company as needed to fund operating expenses until the Company can return to profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan and ability to continue as a going concern is primarily dependent upon successful regulatory certification of its new packager which will enable the Company to grow revenue through existing and new lines of business. There can be no assurance that the Company will be able to grow revenues or secure sufficient additional financing to meet future obligations.

Revenue from product sales is recognized upon shipment of the product when title to the property and risk of loss transfers to the buyer, and collectibility of the sales price is reasonably assured.

The deferred license fees of $110,804 stated on the balance sheet relate to license fees received from the Company's licensees in Canada, Europe and Korea which are being amortized straight-line over the term of the license agreements.

The Company believes it has one business segment for financial reporting purposes since it operates in the medical products industry.

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debt, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. No allowance was needed at May 31, 2009.

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Basic earnings (loss) per share is computed by dividing net income (loss) per common share by the weighted-average number of common shares outstanding during the year. Diluted earnings per share has not been presented in the accompanying statement of operations since warrants to purchase 438,783 and 488,783 shares of the Company’s common stock , were not included in the calculation, due to the fact that these warrants were anti-dilutive for the years ended May 31, 2009 and 2008, respectively.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at May 31, 2009.

The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

2.

INVENTORY:

Inventory at May 31, consists of the following:	2009	2008
Finished goods	$62,653	$83,198
Raw materials	100,625	136,439
	$163,278	$219,637

3.

STOCK OPTIONS AND WARRANTS:

In the year ended May 31, 1993, the Company approved the 1992 Employee Incentive Stock Plan (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 2009, no options were granted under the 1992 Plan.

The following is a summary of transactions relating to warrants which are granted at the discretion of the board of directors:

	Number of Warrants Exercisable	Weighted-average Excise Price per Share
Balance at June 1, 2007	538,783	$.28
Expired	(50,000)	.34
Balance at May 31, 2008	488,783	$.28
Expired	(50,000)	.34
Balance at May 31, 2009	438,783	$.28

LESCARDEN INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the information about warrants outstanding at May 31, 2009:

Warrants Outstanding and Exercisable
Range of Excise Price	Number Outstanding	Weighted-average Remaining Contractual life (years)	Weighted –Average Excise Price
$.15	50,000	2.83	$.15
.25 - $.29	48,783	1.89	.25
$.30 - $.34	340,000	2.25	.32
$.15 - $.34	438,783	2.33	$.28

4.

MAJOR CUSTOMERS AND SUPPLIER:

During the year ended May 31, 2009 and May 31 2008, sales to two customers accounted for approximately 73% and 53% of net product sales, respectively.

Substantially all of the Company's purchases of its primary raw material for the Company's principal merchandise inventory for the years ended May 31, 2009 and 2008 were from one vendor.

5.

COMMITMENTS AND CONTINGENCIES:

The Company has a non-cancelable lease with an unrelated third party to rent office space. The lease, which expires on January 31, 2011, is subject to escalations based on real estate taxes and utilities. The aggregate minimum rental payments under this lease are as follows:

Year ending May 31,
2010	$72,435
2011	48,930
$121,365

Rent expense charged to operations for the years ended May 31, 2009 and 2008 amounted to approximately $87,000 and $83,000, respectively.

On June 4, 2002, the Company announced that it had entered into a license agreement with another entity related to ICN granting this entity a 10-year exclusive license to market the Product in Canada. All of the license fees were paid in the fiscal year ended May 31, 2003, upon the Company having secured registration and marketing approval for the Product from the Canadian Health Authorities and are being amortized over the life of the license. In the accompanying balance sheets, $70,000 and $90,000 is included in deferred license fees at May 31, 2009 and 2008 respectively.

On September 16, 2004, the Company announced that it had entered into a license agreement with Valeant Pharmaceuticals International (formerly ICN Iberica) granting Valeant a 10-year exclusive license to market Lescarden's proprietary product, Catrix ® Wound Dressing throughout Europe. This agreement expanded the existing relationship between the two companies. In July 2006, the company approved a sub-license agreement between Valent and Smith and Nephew for distribution of Catrix ® wound dressing in Spain through June 15, 2009. The company terminated its agreements with Valent except for distribution in Spain which expires on June 15, 2009. In the accompanying balance sheets, $4,989 and $135,477 of license fees received from this agreement is included in deferred license fees at May 31, 2009 and 2008 respectively.

On December 22, 2004, the Company announced that it had entered into a license agreement with Daewoong Pharmaceutical Co. Ltd. of Seoul, Korea granting Daewoong a 10-year exclusive license to market Lescarden's proprietary product Catrix ® Wound Dressing in South Korea. Daewoong is the fourth largest pharmaceutical manufacturer and distributor in Korea. In the accompanying balance sheet, $33,000 and $39,000 of license fees received from this agreement is included in deferred license fees at May 31, 2009 and 2008 respectively.

LESCARDEN INC.

NOTES TO FINANCIAL STATEMENTS

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

7.

INCOME TAXES:

The Company has net operating loss carry forwards of approximately $4,369,000 available to reduce future taxable income, which expire in various years through 2034.

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

The deferred income tax asset is comprised of the following at May 31, 2009 and 2008 respectively:

	2009	2008
Gross deferred tax assets	$1,485,000	$1,435,000
Valuation allowance	(1,485,000)	(1,435,000)
Net deferred income tax asset	$-0-	$-0-

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended May 31,	2009	2008
Tax benefit at federal statutory rate	(34)%	(34)%
Increase in valuation allowance	34	34
	-0-%	-0-%

8.

RELATED PARTY TRANSACTIONS:

During the year ended May 31, 2009 the major stockholder of the Company provided a loan to the Company in the amount of $182,000. This loan is non-interest bearing and due on demand.