Form 10-Q
period 2009-08-31
LESCARDEN INC
filed 2009-10-15
CIK 58822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 0-10035

———————

LESCARDEN, INC.

(Exact name of registrant as specified in its charter)

———————

New York	13-2538207
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

420 Lexington Ave. Ste 212, New York 10170

(Address of Principal Executive Office) (Zip Code)

(212) 687-1050

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit

and post such files).		Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding October 13, 2009
Common Stock $.001 par value		30,943,450

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

1

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

5

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

5

Item 4.      Controls and Procedures.

5

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

6

Item 1A.   Risk Factors.

6

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

6

Item 3.      Defaults Upon Senior Securities.

6

Item 4.      Submission of Matters to a Vote of Security Holders.

6

Item 5.      Other Information.

6

Item 6.      Exhibits.

6

SIGNATURES

7

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

LESCARDEN INC.

CONDENSED BALANCE SHEETS

	August 31, 2009 (UNAUDITED)	May 31, 2009 (AUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$70,873	$40,265
Accounts receivable	20,617	23,151
Inventory	158,261	163,278
Total current assets	249,751	226,693

Deferred income tax asset, net of valuation allowance of $1,504,000 and $1,485,000 at August 31, 2009 and May 31, 2009, respectively	—	—
Total assets	$249,751	$226,693

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$231,437	$219,963
Shareholder loan	209,000	189,000
Deferred revenue	80,563	7,640
Deferred license fees	83,103	110,804
Total liabilities	604,103	527,407

Stockholders' deficit:
Convertible preferred stock - Authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - Authorized 200,000,000 issued and outstanding 30,943,450 shares	30,943	30,943
Additional paid-in capital	16,617,615	16,617,615
Accumulated deficit	(17,004,750)	(16,951,112)
Stockholders' deficit	(354,352)	(300,714)
Total liabilities and stockholders' deficit	$249,751	$226,693

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the Three Months Ended August 31,
	2009	2008
Revenues:
Product sales	$52,632	$81,301
License fees	27,701	39,086
Total revenues	80,333	120,387

Costs and expenses:
Cost of sales	31,981	17,999
Salaries	20,368	67,878
Professional fees and consulting	39,146	44,307
Rent and office expenses	34,439	31,743
Travel and meetings	—	4,728
Insurance	5,341	7,278
Other administrative expenses	2,696	7,102

Total costs and expense	133,971	181,035

Net loss	$(53,638)	$(60,648)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	30,943,450	30,943,450

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the Three Months Ended August 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(53,638)	$(60,648)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities
Decrease in accounts receivable	2,534	63,456
Decrease in inventory	5,016	2,036
Increase (decrease) in accounts payable and accrued expenses	11,474	(13,360)
Increase (decrease) in deferred revenue	72,923	(34,030)
Decrease in deferred license fees	(27,701)	(39,085)
Net cash provided by (used in) operating activities	10,608	(81,631)

Cash flows from financing activities:
Increase in shareholder loan	20,000	92,000
Cash provided by financing activities	20,000	92,000

Increase in cash	30,608	10,369

Cash - Beginning of Period	40,265	38,867

Cash – End of Period	$70,873	$49,236

See notes to financial statements

LESCARDEN INC .

(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

August 31, 2009

Note 1 - General:

The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2009.

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

As shown in the financial statements, the Company incurred a loss from operations for the quarter ended August 31, 2009, has a stockholders’ deficiency and a working capital deficiency. The Company’s major stockholder has committed to provide loan to the Company as needed to fund operating expenses until the Company can return to profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 ”Disclosures About Fair Value of Financial Instruments” approximate their carrying amounts presented in the balance sheet based upon the short term nature of the accounts at August 31, 2009.

At August 31, 2009, inventory was comprised primarily of raw materials.

The Company has evaluated the financial statements for subsequent events through the date of the filing of this quarterly report on Form 10-Q on October 15, 2009.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations--Three months ended August 31, 2009 compared to August 31, 2008

The Company’s revenues decreased in the fiscal quarter ended August 31, 2009 compared to August 31, 2008 by 33% or $40,054 due to decreased sales of PolyNag to its licensees in Asia. The Company is in the final stages of regulatory certification of its new packaging facility and anticipates resuming the production and sale of Catrix wound dressing during the second fiscal quarter. Cost of sales increased by $13,982 or 78% due to the non-recurring costs associated with the transfer of its packaging process to a new facility and the associated regulatory recertification expenses.

Total costs and expenses during the three months ended August 31, 2009 were 26% or $47,064 lower than those of the comparative prior year period. The decrease was principally due to a decrease in payroll expenses of $47,510.

Liquidity and Capital Resources

The Company had a net loss of $53,638 for the three months ended August 31, 2009 principally as the result of decreased revenues.

As of August 31, 2009, the Company’s current assets exceeded its accounts payable and accrued expenses by $18,313. The Company’s cash and cash equivalents balance increased by $30,608 in the quarter ended August 31, 2009 to $70,873.

The Company has no material commitments for capital expenditures at August 31, 2009.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting company.

Item 4.

Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors.

Not required for smaller reporting company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit No.	Description
31	Certification pursuant to Exchange Act Rule 13a – 14 (a)/15d-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 14, 2009

LESCARDEN INC.

By:	/s/ WILLIAM E. LUTHER
William E. Luther
President and Chief Executive Officer

7