Form 10-Q
period 2009-11-30
LESCARDEN INC
filed 2010-01-14
CIK 58822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2009
or

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding January 12, 2010
Common Stock $.001 par value		30,943,450

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

6

Item 3.         Defaults Upon Senior Securities.

6

Item 4.         Submission of Matters to a Vote of Security Holders.

6

Item 5.         Other Information.

6

Item 6.         Exhibits.

6

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

LESCARDEN INC.

CONDENSED BALANCE SHEETS

	November 30, 2009	May 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$37,666	$40,265
Accounts receivable	41,137	23,150
Inventory	144,606	163,278
Total current assets	223,409	226,693

Deferred income tax asset, net of valuation allowance of $1,526,000 and $1,485,000 at November 30, 2009 and May 31, 2009

Total assets	$223,409	$226,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Currents liabilities:
Accounts payable and accrued expenses	$253,528	$219,963
Shareholder loan	254,000	189,000
Deferred revenue	80,563	7,640
Deferred license fees	55,402	110,804
Total liabilities	643,493	527,407

Stockholders' deficit
Convertible preferred stock	1,840	1,840
Common stock	30,943	30,943
Additional paid-in capital	16,617,615	16,617,615
Accumulated deficit	(17,070,482)	(16,951,112)
Stockholders' deficit	(420,084)	(300,714)
Total liabilities and stockholders' deficit	$223,409	$226,693

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the three months Ended November 30,		(UNAUDITED) For the six months Ended November 30,
	2009	2008	2009	2008
Revenues:
Product sales	$52,948	$60,591	$105,580	$141,892
License fees	27,701	39,086	55,402	78,172
Total revenues	80,649	99,677	160,982	220,064

Costs and expenses:
Cost of sales	14,656	12,168	46,637	30,167
Salaries	20,300	48,542	40,668	116,420
Professional fees and consulting	46,536	55,610	85,682	99,917
Rent and office expense	30,818	26,953	65,258	58,696
Travel and meetings	—	1,345	—	6,073
Insurance	31,114	39,965	36,455	47,243
Other administrative expenses	2,957	4,655	5,652	11,757
Total costs and expenses	146,381	189,238	280,352	370,273

Net loss	$(65,732)	$(89,561)	$(119,370)	$(150,209)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	30,943,450	30,943,450	30,943,450	30,943,450

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the six months Ended November 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(119,370)	$(150,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(17,987)	57,712
Decrease in inventory	18,672	7,549
Increase in accounts payable and accrued expenses	33,565	50,991
Increase (decrease) in deferred revenue	72,923	(34,037)
Decrease in deferred license fees	(55,402)	(78,172)
Net cash used in operating activities	(67,599)	(146,166)

Cash flows from financing activities:
Increase in shareholder loan	65,000	112,000
Cash provided by financing activities	65,000	112,000

Decrease in cash	(2,599)	(34,166)

Cash - beginning of period	40,265	38,867

Cash – end of period	$37,666	$4,701

See notes to financial statements

LESCARDEN INC .

(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

November 30, 2009

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the period ended November 30, 2009, has a stockholders’ deficiency and a working capital deficiency. The Company’s major stockholder has committed to provide loan to the Company as needed to fund operating expenses until the Company can return to profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan and ability to continue as a going concern is primarily dependent upon successful regulatory certification of its new packager, which will enable the Company to grow revenue through existing and new lines of business. There can be no assurance that the Company will be able to grow revenues or secure sufficient additional financing to meet future obligations.

The Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 ”Disclosures About Fair Value of Financial Instruments” (ASC 825-10-50) approximate their carrying amounts presented in the balance sheet based upon the short term nature of the accounts at November 30, 2009.

At November 30, 2009, inventory was comprised primarily of raw materials.

The Company has evaluated the financial statements for subsequent events through the date of the filing of this quarterly report on Form 10-Q on January 14, 2010.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results of operations for the six months ended November 30, 2009 reflect a transitional period for the Company brought about by a strategic refocusing on licensing opportunities and production cost efficiencies. The Company is nearing completion of the transfer of its packaging process to a new facility and the associated regulatory recertification requirements.

Six months ended November 30, 2009 compared to November 30, 2008

The Company’s revenues decreased 27% or $59,082 during the six months ended November 30, 2009 compared to November 30, 2008 due to decreased sales of Catrix® skincare to its licensees in Asia and a decrease in other income associated with non-recurring payments received from the Company’s former packager in November 2008. Cost of sales as a percentage of sales increased due to the costs associated with regulatory recertification of the Company’s packaging process at the new facility. Total costs and expenses during the six months ended November 30, 2009 were 24% or $89,921 lower than those of the comparative prior year period. The decrease was principally due to decreases in payroll expenses of $75,752, professional fees and consulting of $14,235 and insurance expense of $10,788 offset by an increase in cost of sales of $16,470 and an increase in rent and office expense of $6,562.

Three months ended November 30, 2009 compared to November 30, 2008

The Company’s revenues decreased in the fiscal quarter ended November 30, 2009 compared to November 30, 2008 by 19% or $19,028 due to a decrease in other income associated with non-recurring payments received from the Company’s former packager in November 2008, offset by increased sales of Catrix ® skincare to its licensees in Asia. Total costs and expenses during the three months ended November 30, 2009 were 23% or $42,857 lower than those of the comparative prior year period. The decrease was principally due to decreases in payroll expenses of $28,242, professional fees and consulting of $9,074 and insurance expense of $8,851 offset by an increase in rent and office expense of $3,865.

Liquidity and Capital Resources

As of November 30, 2009, the Company’s accounts payable and accrued expenses exceeded its current assets by $30,119. The Company’s cash and cash equivalents balance decreased by $2,599 in the six months ended November 30, 2009 to $37,666. The company’s major shareholder has committed to provide loans to the Company as needed to fund operations until the company returns to profitability.

The Company has no material commitments for capital expenditures at November 30, 2009.

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

PART II - OTHER INFORMATION

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

/s/ William E. Luther
William E. Luther
Chief Executive and
Chief Financial Officer

7