Form 10-Q
period 2010-02-28
LESCARDEN INC
filed 2010-04-09
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934

For the transition period from ______________________________________to

Commission file number 0-10035

LESCARDEN INC.
(Exact name of small business issuer as specified in its charter)

New York	13-2538207
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

420 Lexington Ave. Ste 212, New York	10170
(Address of principle executive office)	(Zip Code)

212-687-1050
Issuer’s telephone number

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐      No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding April 9, 2010
Common Stock $.001 par value	30,943,450

ITEM 1.  FINANCIAL STATEMENTS.

LESCARDEN INC.

CONDENSED BALANCE SHEETS

	February 28, 2010	May 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$9,079	$40,265
Accounts receivable	225,082	23,150
Inventory	100,023	163,278
Total current assets	334,184	226,693

Deferred income tax asset, net of valuation allowance of $1,476,000 and $1,485,000 at February 28, 2010 and May 31, 2009

Total assets	$334,184	$226,693

LIABILITIES AND STOCKHOLDERS' EQUITY

Currents liabilities:
Accounts payable and accrued expenses	$299,970	$219,963
Shareholder loan	274,000	189,000
Deferred revenue	5,240	7,640
Deferred license fees	27,701	110,804
Total liabilities	606,911	527,407

Stockholders' deficit
Convertible preferred stock (92,000 shares issued and outstanding)	1,840	1,840
Common stock (30,943,450 shares issued and outstanding)	30,943	30,943
Additional paid-in capital	16,617,615	16,617,615
Accumulated deficit	(16,923,125)	(16,951,112)
Stockholders' deficit	(272,727)	(300,714)
Total liabilities and stockholders' deficit	$334,184	$226,693

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the three months Ended February 28,		(UNAUDITED) For the nine months Ended February 28,
Revenues	2010	2009	2010	2009
Product sales	$321,174	$98,450	$426,754	$240,342
License fees	27,701	39,086	83,103	117,258
Total revenues	348,875	137,536	509,857	357,600

Costs and expenses:
Cost of sales	95,483	20,395	142,120	50,562
Salaries	27,719	18,769	68,386	135,189
Professional fees and consulting	30,559	17,237	116,242	117,154
Rent and office expense	38,932	22,936	104,190	81,632
Travel and meetings	-	8,306	-	14,378
Insurance	1,947	2,426	38,402	49,669
Other administrative expenses	6,878	5,341	12,530	17,099
Total costs and expenses	201,518	95,410	481,870	465,683

Net income (loss)	$147,357	$42,126	$27,987	$(108,083)

Net loss per share – basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted average number of common
Shares outstanding – basic and diluted	30,943,450	30,943,450	30,943,450	30,943,450

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the nine months Ended February 28,
	2010	2009
Cash flow from operating activities:
Net income (loss)	$27,987	$(108,083)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities
Decrease in accounts receivable	(201,932)	62,051
Decrease in inventory	63,255	22,181
Increase in accounts payable and accrued expenses	80,007	14,826
Decrease in deferred revenue	(2,400)	(16,657)
Decrease in deferred license fees	(83,103)	(117,257)
Net cash used in operating activities	(116,186)	(142,939)

Cash flow from financing activities:
Increase in shareholder loan	85,000	122,000
Cash provided by financing activities	85,000	122,000
Decrease in cash	(31,186)	(20,939)

Cash - beginning of period	40,265	38,867

Cash – end of period	$9,079	$17,928

See notes to financial statements

LESCARDEN INC.

(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

February 28, 2010

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s major stockholder has committed to provide loan to the Company as needed to fund operating expenses until the Company can return to profitability.

In November 2008, management implemented a workforce reduction and other cost cutting initiatives.  Upon completion of the regulatory recertification of its new packaging facility, the Company resumed the production and sale of Catrix in February 2010.  The resumption of production and distribution of Catrix to its European licencee in February 2010 is expected to provide the Company with sufficient cash flow from operations to fund sales growth in existing markets.  Based on existing purchase orders, management anticipates continued sales growth and profitability through the fiscal year-end.

The Company’s assets and liabilities that qualify as financial instruments under ASC Topic 825 ”Disclosures About Fair Value of Financial Instruments” approximate their carrying amounts presented in the balance sheet based upon the short-term nature of the accounts at February 28, 2010.

At February 28, 2010, inventory was comprised primarily of raw materials.

The Company has evaluated the financial statements for subsequent events through the date of the filing of this quarterly report on Form 10-Q.

LESCARDEN INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition
And Results of Operations
February 28, 2010

Results of Operations:

The results of operations for the nine months ended February 28, 2010 reflect the Company’s completion of the transfer of its Catrix packaging process to a new facility and successful regulatory recertification of the new facility.  The Company began the process of transferring its packaging process to a new facility in November 2008 in response to the decision by the Company’s former packager to discontinue involvement with animal source products.  The Company reached an agreement with its former packager in November 2008 to accept non-recurring payments of $30,000 during the second quarter and $50,000 payable during the third quarter in full settlement of the business interruption and resulting product fulfillment delay brought about by its decision to discontinue packaging the Company’s products.  The evaluation of regulatory compliance at the new packaging facilities delayed shipment of Catrix to its European licensees until the current fiscal quarter.

Nine months ended February 28, 2010 compared to February 28, 2009

The Company’s revenues increased by 43% or $152,257 during the nine months ended February 28, 2010 compared to February 28, 2009 due to increased product sales of Catrix to its licensees in Europe, offset by a decrease in other income and domestic skin care sales of $78,000 and $34,029 respectively.  License fees decreased by $34,155 or 29% due to the termination of certain license agreements in Europe.

Total costs and expenses during the nine months ended February 28, 2010 were 3% or $16,187 higher than those of the prior period. The increase was principally due to the increased cost of sales associated with costs of regulatory recertification and testing of its new packaging facility, and rent and office expenses, offset by decreases in salaries, travel and meeting and insurance expenses.

Three months ended February 28, 2010 compared to February 28, 2009

The Company’s revenues increased in the fiscal quarter ended February 28, 2010 compared to February 28, 2009 by 154% or $211,339 due to increased product sales of Catrix to its licensees in Europe, offset by a decrease in other income and domestic skin care sales of $48,000 and $20,339 respectively. License fees decreased by $11,385 or 29% due to the termination of certain license agreements in Europe.

Total costs and expenses during the three months ended February 28, 2010 were 111% or $106,108 higher than those of the prior period. The increase was principally due to increases in cost of sales and professional fees associated with costs of regulatory recertification and testing of its new packaging facility.  With the completion of the regulatory recertification and testing of the Company’s new packaging facility, gross margins are expected to return to historic levels.

Liquidity and Capital Resources

As of February 28, 2009, the Company’s current assets exceeded its accounts payable and accrued expenses by $34,214.  The Company’s cash and cash equivalents balance decreased by $31,186 during the nine months ended February 28, 2010 to $9,079. The company’s major shareholder has loaned the Company $274,000 and committed to provide additional loans to the Company as needed to fund operations until the company returns to profitability.  The Company has no material commitments for capital expenditures at February 28, 2010.

ITEM 4T.  CONTROLS AND PROCEDURES.

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

LESCARDEN INC.

Part II - Other Information

ITEM 6.  EXHIBITS

    (A) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended February 28, 2010.

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

LESCARDEN INC. (Registrant)

Date: April 9, 2010	By:	/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer