Form 10-K
period 2010-05-31
LESCARDEN INC
filed 2010-09-14
CIK 58822

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-10035

LESCARDEN INC.

(Exact name of registrant as specified in its charter)

New York	13-2538207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, NY  10170

(Address of principle executive offices)    (Zip Code)

Issuer's telephone number (212) 687-1050

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐     Accelerated filer  ☐      Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

Issuers revenues for its most recent fiscal year were $ 695,862.

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on July 15, 2010 was approximately $779,997.

The number of shares of registrant’s Common Stock outstanding as of September 14, 2010 was 30,943,450.

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

PART I

ITEM 1.

BUSINESS

Since its inception in 1960, Lescarden has devoted its resources to fund research and development of proprietary biologic materials with a focus on wound healing, clinical skin care, osteoarthritis and cancer applications.  In the ensuing years, significant studies substantiated the ability cartilage powder to function as a biological response modifier by stimulating the body's immune system. This response has significant, demonstrated benefits for chronic wound management, and has been investigated as a potential treatment for certain types of cancer. Further studies indicated that Catrix has potent anti-inflammatory properties that could also be effective against diseases such as arthritis, scleroderma and psoriasis.

With a solid clinical platform, the Company in recent years has focused its strategy toward pursuing marketing and licensing opportunities for fully developed products that have received patents and are ready for commercialization.

The Company's product line is led by Catrix Wound Dressing, a powder derived from bovine cartilage that has been shown to be effective in the management of chronic lesions and burns, and especially helpful when applied to non-healing wounds such as decubitus ulcers, venous stasis ulcers, and diabetic ulcers. The product has been approved for sale by the FDA and the Spanish Health Ministry for distribution throughout the European Union with additional registration activities proceeding in Asia.

Lescarden also derives revenue from a line of Catrix-based skin care products targeting the Plastic Surgery, Dermatology and Medical Spa markets. Sales of two nutritional supplements, Bio-Cartilage and Poly-NAG, a patented glucosamine polymer, also contribute to the Company's overall sales.

Catrix Wound Care

Background

In the early 1950's, the Company's founders discovered that cartilage powder significantly hastened the healing of surgical wounds in animals. Early clinical studies by the Company, supported by extensive product testing and refinement, led to the creation of a proprietary process for purifying bovine cartilage to produce a sterile white powder that could be used to optimize healing. The resulting product was given the brand name Catrix.

The Company believes there is persuasive evidence that Catrix functions in the body as a biological response modifier, regulating the components of the immune system. Some observed effects of Catrix on the body include:

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

Results of the study demonstrated that Catrix is more effective than hydrocolloid dressings in the treatment of wounds caused by radiodermatitis (average healing time with Catrix: 4.9 days, vs. an average of 9.0 days with hydrocolloid dressings). Both the nursing staff and patient groups gave Catrix a higher evaluation in the study.

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

Catrix Skin Care

Catrix powder is formulated into a line of skin care products designed to meet the needs of plastic surgeons, cosmetic dermatologists and their patients. The demonstrated ability of Catrix to expedite healing, reduce inflammation and enhance patient comfort following aesthetic procedures fills a unique niche in the rapidly growing market for cosmetic and anti-aging procedures.

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

The Company has also developed a 5% Catrix Rejuvenation Cream and a 5% Catrix Lip Balm. The Cream is intended for daily use as a rejuvenating moisturizer while it is also effective in relieving symptoms associated with psoriasis, dermatitis and other skin anomalies. Domestically, sales of these products have occurred principally through dispensing physicians, skin care professionals, independent representatives, specialty retailers and via the internet.

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

Lescarden recently engaged in two clinical studies of Poly-NAG’s effect in animals. The purpose was to better define the marketability of Poly-NAG for veterinary applications, a market where North American sales of anti-arthritic remedies are over $400 million annually. The results of these laboratory animal studies were similar to those of the human tests, confirming that Poly NAG’s activity in the organism lasts longer than the effects with standard glucosamine. This important point of differentiation should provide a meaningful market advantage when Poly-NAG is introduced into the veterinary marketplace.

The Company is currently in discussions about Poly-NAG with several domestic and foreign distribution partners in both the human and animal health markets.

Distribution

Canada

The Company’s license with ICN Canada has been inactive since 2005 when regulatory authorities notified ICN Canada that sales of Catrix would be suspended until the Company could demonstrate compliance with ISO 13485 regulatory requirement.  The Company achieved ISO 13485 compliance in fiscal 2010 in connection with the regulatory recertification of its new packaging facility and approval of its application for a European CE Mark but reached an agreement with Valeant Canada, the successor entity to ICN Canada, to terminate its license agreement signed in 2002 due to a strategic shift in Valeant Canada’s target market and a lack of demand for the Company’s product in the non-critical care markets now served by Valeant Canada.

Europe

In February 2007 the Company announced that it had terminated its license agreement with Valeant Pharmaceuticals Switzerland GmbH as their exclusive European distributor of Catrix Wound Dressing. Despite the termination, the Company is continuing its presence in the European market and promoting the value of the Wound Dressing as a valuable healing asset in the treatment of burns and chronic wounds through a licensing agreement with Smith & Nephew signed in June 2009. The arrangement with Smith & Nephew has increased Spanish sales of the Wound Dressing and enhanced the product’s reputation as an exceptional wound and burn healing product.

In December 2008 the Company entered into a distribution agreement with Cranage Healthcare Ltd. to market Catrix in the United Kingdom and Ireland.  Regulatory marketing approvals and product reimbursement arrangements have been secured, and the initial shipment of product was delivered in June 2010.

The Company is pursuing several other distribution partnerships with established companies in Europe that, if finalized, will broaden the market size and sales growth potential for the Company’s products in this region.

Korea

In December 2004, Lescarden entered into a 10 year exclusive license agreement with Daewoong Pharmaceuticals, headquartered in Seoul, South Korea. Daewoong is the largest producer and marketer of over-the counter and ethical pharmaceutical products in Korea, with annual sales over $400 million. Already established in the diabetic foot ulcer segment of the market, Daewoong is expanding its product line to cover all aspects of wound treatment.

Obtaining marketing approvals from the Korean Food and Drug Administration (KFDA) has taken Daewoong longer than expected. The licensee has actively sought a designation of Catrix as a class IV medical device from the KFDA which should yield a higher level of reimbursement from the local authorities but it is unclear if and when such designation will be achieved.

Korean sales of Catrix based skin care products through BioAlpha Company, Ltd. continue to perform well despite a challenging market conditions and currency fluctuations.

Philippines

In December 2008 the Company signed an agreement with the Philusa Corporation of Quezon City, Republic of the Philippines.  Under the terms of the agreement, Philusa will have exclusive rights to the marketing and distribution of Lescarden’s Repliderm Burn Relief line of consumer products for cuts, minor burns and wounds. The Companies are continuing to perfect the required marketing application to the local regulatory authorities.

Philusa Inc., a subsidiary of the privately-owned Mercury Group of Companies, is the leading distributor of drug and personal care products in the Philippines. Included in their distribution network is the Mercury Drug chain with over 800 stores country-wide in addition to a network of over 3,000 independent distribution outlets.

In December 2005, Lescarden announced that it had signed a distribution agreement with Pascual Laboratories, a leading distributor of prescription and non-prescription products in the Philippines. Under the terms of the agreement, Altermed, a subsidiary of Pascual, will commercialize Lescarden's patented anti-arthritic product, Poly-NAG in the Philippines. Sales of Poly-NAG through Pascual Laboratories have not met expectations due to a slowing of the local economy and competition from a number of lower priced products in the marketplace.

Government Regulation

Since the 1996 FDA approval of the Company's 510(k) application for the use of Catrix in the management of a variety of skin ulcerations, wounds and burns, the Company has focused on the development of a distribution network for its family of proprietary, market-ready products. This strategy envisions a network of licensing and distribution agreements in addition to Lescarden's own direct marketing efforts. The plan includes a complete marketing program for Catrix powder, as well as for Catrix Skin Care Products, which are being offered to cosmetic dermatologists, plastic surgeons and skin care specialists. Looking to the future, the Company believes that the observed effects of Catrix (including acceleration of wound healing, tumor inhibition and reduction, inhibition of excessive vascularization and modulation of immune system functions) coupled with an absence of toxicity, present additional promising avenues of investigation.

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

Raw Materials and Manufacturing

Catrix is manufactured for the Company by contract manufacturers. These manufacturers must be FDA-approved pharmaceutical manufacturing facilities. Likewise, foreign government agencies, in countries where marketing approval is sought, must also approve all such manufacturers. The Company's food supplement cartilage material, BIO-CARTILAGE, and its Poly-NAG are manufactured in the United States and Iceland. An additional manufacturer is being developed in the Western Pacific Area.

Catrix is prepared from animal cartilage tissue. The most accessible and easily processed source is bovine tracheas collected from normal healthy beef cattle subsequent to slaughter. Tracheas are cleaned, flash frozen and delivered to qualified pharmaceutical manufacturing facilities. The cattle from which the tracheas are harvested are certified free of BSE (Bovine Spongiform Encephalitis) and the only cattle herds used as source material are located in New Zealand.  All Catrix and production procedures have been submitted in extensive detail to the FDA, the HPB in Canada, and the Spanish Health Ministry in Spain, and accepted as part of the review of the Company's official submissions with respect to studying Catrix in patients.

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

Human Resources

At September 14, 2010, the Company had one full time employee. Outside consultants are hired to coordinate the financial reporting, regulatory, production operations, quality control and customer service functions.

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

The Company’s dependence on independent contractors for production, regulatory, and selling processes increases the likelihood of unforeseen production and marketing disruptions.

The regulatory environment associated with the manufacture and sale of a medical device requires extensive scientific, quality control, and production operations expertise in order to achieve regulatory compliance and remain certified to do business in the markets served.  The Company relies on exclusive customer service representatives in Asia and Europe and outsources its regulatory compliance and quality control functions. We plan to add human resources and decrease reliance on outside sources of expertise as the Company returns to profitability.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

We have evaluated and tested our internal controls in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could negatively impact the perception of us in the financial market and our business. In addition, our internal controls may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met.

ITEM 2.

PROPERTIES

The Company owns no real property. Its executive offices in New York City, occupying approximately 2,200 square feet, are currently leased under a seven year lease ending January 31, 2011. Management considers that its leased premises are well maintained and sufficient for its present operations.

ITEM 3.

LEGAL PROCEEDINGS

NONE

ITEM 4.

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the counter market under the symbol "LCAR". The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock as reported by the National Quotation Bureau.

Fiscal Year Ending May 31, 2010	High	Low
Fourth Quarter	0.03	0.03
Third Quarter	0.05	0.02
Second Quarter	0.05	0.01
First Quarter	0.08	0.04

Fiscal Year Ending May 31, 2009	High	Low
Fourth Quarter	0.05	0.01
Third Quarter	0.10	0.02
Second Quarter	0.08	0.01
First Quarter	0.14	0.08

On September 14, 2010 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $0.02. As of May 31, 2010 there were 416 holders of record of the Company's Common stock.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable to smaller reporting Companies.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Since its inception in 1960, Lescarden has devoted its resources to fund research and development of proprietary biologic materials with a focus on wound healing, skin care, osteoarthritis and cancer applications.  Since that time, significant studies substantiated the ability of Catrix, Lescarden's proprietary cartilage powder, to function as a biological response modifier, by stimulating the body's immune system. This response has significant demonstrated benefits for chronic wound management and has been investigated as a potential treatment for certain types of cancer. Further studies have indicated that Catrix has potent anti-inflammatory properties that could also be effective against diseases such as arthritis, scleroderma and psoriasis.

Lescarden also derives revenue from a line of Catrix-based skin care products that are useful for a variety of plastic surgery, dermatology and medical-spa applications. Sales of two nutritional supplements, BIO-CARTILAGE and a patented glucosamine polymer, Poly-Nag, also contribute to the Company's overall sales.

Review

The results of operations for fiscal year ending May 31, 2010 reflect the completion of the regulatory recertification process of the Company’s new packaging facility of its core product. The decision by its former packager to discontinue involvement with animal source products necessitated a significant change in its production process and a lengthy regulatory recertification of the new packager. The Company received non-recurring payments totaling $80,183 from its former packager in settlement of any and all claims associated with the increased testing and certification costs brought about its decision to discontinue packaging the Company’s products which was included in other income for the year ended May 31, 2009. In February 2010, the new packaging facilities were certified by the European regulated body and production and shipment of Catrix wound dressing immediately followed.

Trends and Opportunities

The Company continues to focus on both Asia and Europe business development opportunities that offer easy access to targeted market segments and reliable distribution partners that are well positioned to strengthen brand awareness and increase demand for the Company’s products in growth markets. We believe the market for wound and burn treatment will continue to grow worldwide, driven by an aging population, an increase in obesity which is linked to a higher incidence of diabetes, as well as the proven clinical benefits of Catrix to address the challenge of healing wounds that otherwise have proven difficult using standard treatment modalities.

In addition, the global community is demonstrating an appreciation for the value of biologic products by the medical community; especially in the area of tissue regeneration and orthopedics. At the same time world-wide use of nutritional supplements and natural products is also expanding with a greater acceptance of non-traditional treatments and the wider availability of information supporting the potential benefits to patients. We feel these trends, combined with the existing market opportunities, bodes well for the future sales growth of the Company.

Significant accounting policies

Our discussion and analysis of our financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on going basis, we evaluate our estimates, including those related to accounts receivable, inventories and deferred income taxes. We based our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue recognition

Revenue from product sales is recognized upon shipment of the product when title to the property transfers to the buyer as does the risk of loss and collectibility of the sales price is reasonably assured. Deferred license fees relate to license fees received from the company’s licenses, which are normally amortized over the term of active license agreements. The Company evaluates the status of its licensing agreements to assess the need for changes in accounting estimates and amortization assumptions.  During 2010, the Company reached an agreement with ICN/Valeant Canada to terminate the license agreement signed in 2002.

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

Results of Operations

Fiscal year ended May 31, 2010 compared to May 31, 2009

The increase of $217,331 in revenues during the year ended May 31, 2010 compared to May 31, 2009 was attributable to the resumption of sales of Catrix in Europe in 2010 totaling $439,000 and increases of $13,000 and $14,500 in skin-care sales in Korea and the United States respectively, offset by a decrease in other income of $80,183 associated with a non-recurring payment from the Company’s former packager received during fiscal 2009 and decreases in license fees and sales of PolyNAG of $71,370 and $97,616 respectively. Product sales increased

$368,892 or 151% over the preceding period due to increased sales in Europe, the United States and Korea offset by a decrease in sales of PolyNAG in the Philippines.

The cost of sales during the year ended May 31, 2010 increased by $76,407 or 78% due to increased sales volume. Cost of sales as a percentage of product sales declined to 28% for the year ended May 31, 2010 from 40% during fiscal 2009 due to the non-recurring costs associated with the relocation of its packaging process and a write-off of unsalable inventory of $22,140 during the preceding fiscal year. The Company expects gross margins to remain at current levels for the foreseeable future.

Total expenses excluding cost of sales decreased by 6% or $30,188 during the year ended May 31, 2010. The decrease was principally due to a decrease in salary expense of $59,433, decreased professional fees of $18,448 and lower travel expenses of $14,378 offset by the increased commission expenses of $31,200 increased rent of $21,448 and an increase in other administrative expenses of $13,916.

Liquidity and Capital Resources

The Company had net income of $17,109 for the year ended May 31, 2010. Net cash increased by $97,663 for the fiscal year ended May 31, 2010 due to cash from operations and an increase in loan from shareholder of $85,000. As of May 31, 2010, the Company’s liabilities exceeded its assets by $283,605.

The Company has no material commitments for capital expenditures at May 31, 2010.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1 for Lescarden Inc. Index to Financial Statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

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

Management’s report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2010 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2010, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting since the rules of the SEC permit the Company to provide only management’s report on this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended May 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Position
William E. Luther	President, Chief Executive and Chief Financial Officer, Director.
George E. Ehrlich, M.D.	Director.
Charles T. Maxwell	Director.
Russell O. Wiese	Director.
Xavier Gras Balaguer	Director.

Mr. Luther (age 50) came to Lescarden in 1997, serving as Marketing Director for the CATRIX ® Wound Care and Skin Care lines. He was promoted to Vice President of Marketing in 1998 and then promoted to President and Chief Executive in October 2002. Mr. Luther was elected to the Board in April 2003. Mr. Luther is a graduate of the Boston University School of Management.

Dr. Ehrlich (age 81) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

Mr. Maxwell (age 78) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice President of the Company in July 1997 and in April 2000 Mr. Maxwell became Senior Energy Analyst with Weeden & Co., Greenwich, Connecticut. Mr. Maxwell is a graduate of Princeton University and Oxford University.

Mr. Wiese (age 44) is the Chief Marketing Officer of Davis Advisors, L.P., an Investment Advisor that manages over $65 billion. He has held this position since 1994. Prior to joining Davis Advisors, L.P., Mr. Wiese worked for Merck & Co., Inc. where he held positions in sales, sales management, and product management. Mr. Wiese is a graduate of the University of California, Berkley and the Stern School of Business, New York University.

Mr. Balaguer (age 57) has for more than the past five years owned a company devoted to giving advice on strategy and project development to pharmaceutical companies. Since 1998 he has been a representative of the Company in Europe. Mr. Balaguer received his license in Medicine from the Autonomous University of Barcelona, Spain and his MD at the School of Medicine from the University of Barcelona.

ITEM 11.

EXECUTIVE COMPENSATION

		Annual Compensation	Long-Term Compensation Awards
Name	Fiscal Year Ended May 31,	Salary $	Warrants(#)
William E. Luther	2010	$ 93,750	––
	2009	$100,000	––
	2008	$150,000	––

Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options/ Warrants at FY End (#)	Value of Unexercised In-the-money Options Warrants at FY End ($)

Name	(#)	($)	Exercisable	Exercisable
W.E. Luther			Warrants 210,000	Warrants ––

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2010 the ownership of the Company’s Common Stock by each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company’s Common Stock, as well as each of the Company’s directors and executive officers and all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Title of Class (1)	Name and Address of Beneficial Owner	Number of Shares beneficially Owned	Percent of Class

Common Stock	Charles T. Maxwell 420 Lexington Ave. Suite 212 New York, NY 10170	12,733,512	41.15%

	George Ehrlich 420 Lexington Ave. Suite 212 New York, NY 10170	150,000	0.48%

	William Luther 420 Lexington Ave. Suite 212 New York, NY 10170	310,000	1.00%

	Russell O. Wiese 420 Lexington Ave. Suite 212 New York, NY 10170	2,000,000	6.46%

	Xavier Gras Balaguer 420 Lexington Ave. Suite 212 New York, NY 10170	150,000	0.48%

	Directors and Officers as a Group 5 persons	15,343,512	49.59%

———————

(1)

The percentages are calculated on the basis of 30,943,450 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company’s Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire owned by such a person if exercisable within 60 days of May 31, 2010 are included in the number of shares beneficially owned, but such shares are not included in the calculation of the percent of class. All share ownership is direct unless otherwise indicated.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended May 31, 2010 the major stockholder of the Company provided loans to the Company totaling $85,000 to fund working capital requirements. At May 31, 2010 the aggregate indebtedness to the major shareholder of $274,000 is non-interest bearing and due on demand. The Company is in discussions with such shareholder to convert the indebtedness into common stock at current market values, which would have a dilutive effect on the market price of the Company’s stock if the conversion were to take place.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	2010	2009
Audit fees(1)	$32,500	$32,500
Audit-related fees(2)	—	—
Tax fees(3)	$2,500	$2,500

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

(3)

Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit
2.1	Plan of Reorganization dated. January 15, 1997 (and Amended Disclosure Statement dated. March 12, 1997).**
3.1	Certificate of Incorporation of Registrant, as amended.*
3.2	By-Laws of Registrant, as amended.*
22.1	Subsidiaries of the Registrant.*
31.1	Certification pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

———————

*

Incorporated by reference to Registrant’s Form S-1 (Registration no. 33-50743) filed August 12, 1992.

**

Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended May 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESCARDEN INC.

	By:	/s/ William E. Luther
Date: September 14, 2010		William E. Luther Chief Executive and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William E. Luther	President, Principal Executive Officer,
	William E. Luther	Principal Financial Officer,
	September 14, 2010	Principal Accounting Officer and Director

By:	/s/ George E. Ehrlich	Director
George E. Ehrlich
September 14, 2010

By:	/s/ Charles T. Maxwell	Director
Charles T. Maxwell
September 14, 2010

By:	/s/ Russell O. Wiese	Director
Russell O. Wiese
September 14, 2010

By:	/s/ Xavier Gras Balaguer	Director
Xavier Gras Balaguer
September 14, 2010

LESCARDEN INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lescarden Inc.

We have audited the accompanying balance sheets of Lescarden Inc. (the “Company”) as of May 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

We were not engaged to examine management’s assertion of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2010, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP

New York, New York

September 14, 2010

LESCARDEN INC.

BALANCE SHEETS

As of May 31,	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$137,928	$40,265
Accounts receivable, net of allowance for doubtful accounts of $19,396 and $11,631 at May 31, 2010 and 2009, respectively	5,321	23,150
Prepaid expenses	6,800	––
Inventory	76,824	163,278
Total current assets	226,873	226,693

Deferred income tax asset, net of valuation allowance of $1,464,000 and $1,485,000, respectively	––	––
Total assets	$226,873	$226,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable and accrued expenses	$174,844	$219,963
Shareholder loan	274,000	189,000
Deferred revenue	33,134	7,640
Deferred license fees	28,500	110,804
Total current liabilities	510,478	527,407

Stockholders' deficit:
Convertible preferred stock - $.02 par value; $1.50 liquidation value (aggregating $128,000); authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value; authorized 200,000,000 issued and outstanding 30,943,450 shares	30,943	30,943
Additional paid-in capital	16,617,615	16,617,615
Accumulated deficit	(16,934,003)	(16,951,112)
Total Stockholders' deficit	(283,605)	(300,714)
Total liabilities and stockholders' deficit	$226,873	$226,693

See Notes to Financial Statements

LESCARDEN INC.

STATEMENTS OF OPERATIONS

Year ended May 31,	2010	2009
Revenues:
Product sales	$613,535	$244,643
License fees	82,304	153,674
Other income		80,183
Interest income	23	31
Total revenues	695,862	478,531

Costs and expenses:
Cost of product sales	174,026	97,619
Salaries and wages	103,043	162,476
Professional fees and consulting	163,623	182,071
Rent and office expenses	129,505	108,057
Insurance	42,989	47,482
Other administrative expenses	34,367	20,451
Commission	31,200
Travel		14,378
Total costs and expenses	678,753	632,534
Net income (loss)	$17,109	$(154,003)
Net income (loss) per common share - basic and diluted	$0.00	$0.00

Weighted-average number of common shares outstanding:
Basic	30,943,450	30,943,450
Diluted	30,943,450	30,943,450

See Notes to Financial Statements

LESCARDEN INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Convertible
	Preferred Stock		Common Stock
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance at May 31, 2008	92,000	$1,840	30,943,450	$30,943	$16,617,615	$(16,797,109)	$(146,711)
Net loss						(154,003)	(154,003)
Balance at May 31, 2009	92,000	1,840	30,943,450	30,943	16,617,615	(16,951,112)	(300,714)
Net income						17,109	17,109
Balance at May 31, 2010	92,000	$1,840	30,943,450	$30,943	$16,617,615	$(16,934,003)	$(283,605)

See Notes to Financial Statements

LESCARDEN INC.

STATEMENTS OF CASH FLOWS

Year ended May 31,	2010	2009
Cash flows from operating activities:
Net income (loss)	$17,109	$(154,003)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Changes in operating assets and liabilities:
Decrease in accounts receivable	17,829)	59,340)
Decrease in inventory	86,454	56,359
Increase in prepaid expense	(6,800)
(Decrease) increase in accounts payable and accrued expenses	(45,119))	46,457)
Increase (decrease) in deferred revenue	25,494	(35,082)
Decrease in deferred license fees	(82,304)	(153,673)
Net cash provided by (used in) operating activities	12,663	(180,602)

Cash flow from financing activities:
Increase in shareholder loan	85,000	182,000
Cash provided by financing activities	85,000	182,000

Net increase in cash	97,663	1,398
Cash and cash equivalents at beginning of year	40,265	38,867
Cash and cash equivalents at end of year	$137,928	$40,265

See Notes to Financial Statements

LESCARDEN INC.

NOTES TO FINANCIAL STATEMENTS

1.

OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Lescarden Inc. (the "Company") is engaged in the research, testing and development of medications for the control and cure of various diseases and the licensing of its technologies for commercialization by other companies. In its research and testing to date, the Company has discovered Catrix, a complex of mucopolysaccharides derived from bovine cartilage. The Company is currently selling products using CATRIX materials and is licensing its technologies in Canada, Europe and Korea.

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

As shown in the financial statements, the Company had net income of $17,109 from operations for the year ended May 31, 2010, prior year losses, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s major stockholder committed to provide loans to the Company as needed to fund operating expenses until the Company can return to profitability.

The Company’s plan and ability to continue as a going concern is primarily dependent upon maintaining regulatory certification in key markets in order to enable the Company to grow revenue through existing and new lines of business. There can be no assurance that the Company will be able to grow revenues or secure sufficient additional financing to meet future obligations in the event of a loss of the Company’s regulatory certification.

Revenue from product sales is recognized upon shipment of the product when title to the property and risk of loss transfers to the buyer, and collectibility of the sales price is reasonably assured.

The deferred license fees of $110,804 stated on the May 31, 2009 balance sheet relate to license fees received from the Company's licensees in Canada, Europe and Korea which were amortized straight-line over the term of the license agreements.  In June 2009, all business involvements with licensees in Europe and Canada terminated.  The Korean licensee continues to seek regulatory approval for the Company’s product pursuant to the terms of the agreement but it is unclear if this process will be completed prior to the termination of the agreement in 2014.  The termination of all European and Canadian license agreements during the fiscal year ended May 31, 2010 led the Company to conclude that the remaining deferred license fees totaling $75,000 at May 31, 2009 associated with these agreements should be fully amortized during the fiscal year ended May 31, 2010.

The Company believes it has one business segment for financial reporting purposes since it operates in the medical products industry.

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and shareholder loan payable approximate their fair values and are short term in nature.

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

Basic earnings (loss) per share is computed by dividing net income (loss) per common share by the weighted-average number of common shares outstanding during the year. Diluted earnings per share has not been presented in the accompanying statement of operations since warrants to purchase 120,000 shares of the Company’s common stock , were not included in the calculation, due to the fact that these warrants were anti-dilutive for the years ended May 31, 2010 and 2009.

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

LESCARDEN INC.

NOTES TO FINANCIAL STATEMENTS

Recent accounting pronouncements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) ASC 105 (formerly No. 168). The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Fair Value Measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The Company evaluates the fair value of certain assets and liabilities using the following fair value hierarchy which ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value:

Level 1:

Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:

Inputs other than quoted prices within Level 1 that are observable

Level 3:

Inputs that are unobservable for the asset or liability and that include situations where there is little, if any, market activity for the asset or liability.

The Company evaluated assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of May 31, 2010, by the level within the fair value hierarchy:

	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Cash equivalents*	$123,082		$123,082
	$123,082	$—	$123,082	$—

———————

*

Cash equivalents consist of money market instruments with original maturity dates of less than three months for which the fair value is based on inputs observable in active markets for identical securities.

The Company does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

2.

INVENTORY:

Inventory at May 31, consists of the following:	2010	2009
Finished goods	$39,725	$62,653
Raw materials	37,099	100,625
	$76,824	$163,278

LESCARDEN INC.

NOTES TO FINANCIAL STATEMENTS

3.

STOCK OPTIONS AND WARRANTS:

In the year ended May 31, 1993, the Company approved the 1992 Employee Incentive Stock Plan (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 2010, no options were granted under the 1992 Plan.

The following is a summary of transactions relating to warrants which are granted at the discretion of the board of directors:

	Number of Warrants Exercisable	Weighted-average Excise Price per Share
Balance at June 1, 2008	491,589	$.27
Expired	(145,440)	.30
Balance at May 31, 2009	346,149	$.26
Expired	(226,149)	.32
Balance at May 31, 2010	120,000	$.17

The following table summarizes the information about warrants outstanding at May 31, 2010:

Warrants Outstanding and Exercisable
Range of Excise Price	Number Outstanding	Weighted-average Remaining Contractual life (years)	Weighted –Average Excise Price
$.15	100,000	0.35	$.15
.25	20,000	0.84	.25

4.

MAJOR CUSTOMERS AND SUPPLIER:

During the year ended May 31, 2010, sales to two customers accounted for approximately 72% and 17% of net product sales, respectively. During the year ended May 31, 2009, sales to two customers accounted for approximately 41% and 32% of net product sales, respectively.

The Company purchases its primary raw material from one vendor.

5.

COMMITMENTS AND CONTINGENCIES:

The Company has a non-cancelable lease with an unrelated third party to rent office space. The lease, which expires on January 31, 2011, is subject to escalations based on real estate taxes and utilities. The aggregate minimum rental payments under this lease for the year ended May 31, 2011is $48,930. Rent expense charged to operations for the years ended May 31, 2010 and 2009 amounted to approximately $92,000 and $84,000, respectively.

On June 4, 2002, the Company announced that it had entered into a license agreement with another entity related to ICN granting this entity a 10-year exclusive license to market the Product in Canada. License fees were paid in the fiscal year ended May 31, 2003, upon the Company having secured registration and marketing approval for the Product from the Canadian Health Authorities. The Company terminated this agreement in June 2009 and fully amortized the related deferred license fees totaling $70,000 during the current fiscal year.

On September 16, 2004, the Company announced that it had entered into a license agreement with Valeant Pharmaceuticals International (formerly ICN Iberica) granting Valeant a 10-year exclusive license to market Lescarden's proprietary product, Catrix Wound Dressing throughout Europe. This agreement expanded the existing relationship between the two companies. In July 2006, the company approved a sub-license agreement between Valeant and Smith and Nephew for distribution of Catrix wound dressing in Spain through June 15, 2009. The company terminated its agreements with Valeant except for distribution in Spain which expires on June 15, 2009.

LESCARDEN INC.

NOTES TO FINANCIAL STATEMENTS

Due to the termination of the sub-license agreement in June 2009, the remaining deferred license fees of approximately $5,000 associated with this agreement were fully amortized in the current fiscal year.

On December 22, 2004, the Company announced that it had entered into a license agreement with Daewoong Pharmaceutical Co. Ltd. of Seoul, Korea granting Daewoong a 10-year exclusive license to market Lescarden's proprietary product Catrix  Wound Dressing in South Korea. Daewoong is the fourth largest pharmaceutical manufacturer and distributor in Korea. In the accompanying balance sheet, $28,500 of license fees received from this agreement is included in deferred license fees at May 31, 2010.

6.

STOCKHOLDERS' DEFICIT:

The 92,000 shares of convertible preferred stock has a preference upon liquidation of $1.50 per share (aggregating $138,000) is convertible, at the option of the holder, into one share of the Company's common stock for each share of preferred stock; and is callable, at the option of the Company at such time as its net worth exceeds $3,000,000, for $1.50 per share. Additionally, holders of preferred stock are entitled to vote for directors of the Company on a one-share/one-vote basis.

7.

INCOME TAXES:

The Company has net operating loss carry forwards of approximately $4,307,000 available to reduce future taxable income, which expire in various years through 2035.

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

The deferred income tax asset is comprised of the following at May 31, 2010 and 2009 respectively:

	2010	2009
Gross deferred tax assets	$1,464,000	$1,485,000
Valuation allowance	(1,464,000)	(1,485,000)
Net deferred income tax asset	$-0-	$-0-

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended May 31,	2010	2009
Tax benefit at federal statutory rate	34%	(34)%
Increase (Decrease) in valuation allowance	(34)	34
	-0-%	-0-%

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued incurred during the years ended May 31, 2010 and 2009.

LESCARDEN INC.

NOTES TO FINANCIAL STATEMENTS

The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

8.

RELATED PARTY TRANSACTIONS:

During the year ended May 31, 2010, the major stockholder of the Company provided additional loans to the Company totaling $85,000. The aggregate balance at May 31, 2010 of $274,000 of shareholder loans are non-interest bearing and due on demand. In May of 2010, the Company reached an agreement with the major stockholder to convert the $274,000 shareholder loan during the 2011 fiscal year to common stock.

During the year ended May 31, 2010, a sales commission was paid to a director of the Company for services rendered in connection with the sale of Catrix in Europe.  The Company has an exclusive agreement with such director that provides for a commission equal to 7% of gross sales to European customers in exchange for customer service and sales services rendered on behalf of the Company.  Pursuant to this agreement, the Company incurred sales commission expense of $31,200 during the year ended May 31, 2010 of which $10,350 was included in accounts payable at year-end.