Form 10-Q
period 2010-08-31
LESCARDEN INC
filed 2010-10-15
CIK 58822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 31, 2010
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 0-10035

———————

LESCARDEN INC.

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding October 13, 2010
Common Stock $.001 par value		30,943,450

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

1

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

4

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

5

Item 4.      Controls and Procedures.

5

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

6

Item 1A.   Risk Factors.

6

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

6

Item 3.      Defaults Upon Senior Securities.

6

Item 4.      (Removed and Reserved).

6

Item 5.      Other Information.

6

Item 6.      Exhibits.

6

SIGNATURES

7

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

LESCARDEN INC.

CONDENSED BALANCE SHEETS

	August 31, 2010 (UNAUDITED)	May 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$22,587	$137,928
Accounts receivable, net	55,931	5,321
Prepaid expenses	—	6,800
Inventory	71,172	76,824
Total current assets	149,690	226,873
Deferred income tax asset, net of valuation allowance of $1,476,000 and $1,464,000 at August 31, 2010 and May 31, 2010, respectively	—	—
Total assets	$149,690	$226,873

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$163,005	$174,844
Shareholder loan	274,000	274,000
Deferred revenue	4,075	33,134
Deferred license fees	27,000	28,500
Total liabilities	468,080	510,478

Stockholders' deficit:
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, issued and outstanding 30,943,450 shares	30,943	30,943
Additional paid-in capital	16,617,615	16,617,615
Accumulated deficit	(16,968,788)	(16,934,003)
Stockholders' deficit	(318,390)	(283,605)
Total liabilities and stockholders' deficit	$149,690	$226,873

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the three months ended August 31,
	2010	2009
Revenues:
Product sales	$104,022	$52,632
License fees	1,500	27,701
Total revenues	105,522	80,333

Costs and expenses:
Cost of sales	23,394	31,981
Salaries	27,443	20,368
Professional fees and consulting	44,751	39,146
Rent and office expenses	30,752	34,439
Insurance	11,389	5,341
Other administrative expenses	2,578	2,696
Total costs and expenses	140,307	133,971
Net loss	$(34,785)	$(53,638)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	30,943,450	30,943,450

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the three months ended August 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(34,785)	$(53,638)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(50,610)	2,534
Decrease in prepaid expense	6,800	—
Decrease in inventory	5,652	5,016
(Decrease) increase in accounts payable and accrued expenses	(11,839)	11,474
(Decrease) increase in deferred revenue	(29,059)	72,923
Decrease in deferred license fees	(1,500)	(27,701)
Net cash provided by (used in) operating activities	(115,341)	10,608

Cash flows from financing activities:
Increase in shareholder loan	—	20,000
Cash provided by financing activities	—	20,000

(Decrease) increase in cash	(115,341)	30,608

Cash - Beginning of Period	137,928	40,265

Cash – End of Period	$22,587	$70,873

See notes to financial statements

LESCARDEN INC.

(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

August 31, 2010

Note 1 - General:

The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2010.

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

As shown in the financial statements, the Company incurred a loss from operations for the quarter ended August 31, 2010, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as there can be no assurance that the Company will be able to grow revenues or secure sufficient additional financing to meet future obligations.

The Company’s plan and ability to continue as a going concern is primarily dependent upon successful regulatory certification of a new packager, which will enable the Company to grow revenue through existing and new lines of business.  The Company is evaluating proposals from packaging facilities and will be required to submit notification of a significant change to the European regulatory body to maintain its CE mark.

The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

At August 31, 2010, inventory of $71,172 consisted of $51,731 of finished goods and $19,441 of raw materials.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations--Three months ended August 31, 2010 compared to August 31, 2009

The Company resumed shipments of Catrix wound dressing to its European distributor during the previous fiscal year upon completion of the regulatory recertification of the Alcan Pharmaceutical packaging facility in Pennsylvania. In June 2010, the Company received notice from Alcan that the packaging facility was scheduled to close in less than six months which will necessitate the selection of a new facility to package the Company’s products and regulatory recertification of the new packager.

The Company is evaluating alternative packaging facilities and believes that inventory on-hand is sufficient to meet demand until the packaging process can be transferred to a new facility.  The transfer of our packaging process to a new facility will require a notice of significant change to be submitted to, and approved by, the European regulated body in accordance with the reporting requirements of the Company’s CE Mark.  Based on recent experience, the Company believes that the non-recurring costs associated with this transfer of our packaging process are minimal.

The Company’s revenues increased in the fiscal quarter ended August 31, 2010 compared to August 31, 2009 by 31% or $25,189 due to increased sales of $25,823 to its Korean distributor, and increases of $11,600, $4,575 and $3,027 to its UK, Spanish and Taiwanese distributors, respectively, offset by a decrease in deferred license fee income brought about by a change in estimate regarding the amortization of license fees. Cost of sales decreased by $8,587 due to the non-recurring costs associated with the transfer of its packaging process to a new facility incurred during the quarter ended August 31, 2009.  The cost of sales as a percent of sales for the three months ended August 31, 2010 was 22%, which is consistent with historical levels during periods that do not involve the non-recurring costs associated with significant changes to the production packaging process.

Total costs and expenses during the three months ended August 31, 2010 were 5% or $6,336 higher than those of the comparative prior-year period.   Increased payroll expenses of $7,075 reflect improved liquidity and the desire of the board of directors to begin reducing the salary reductions necessitated by the Company’s financial difficulties.  Increased insurance expenses of $6,048 are attributable to increases in both health insurance and products liability premiums. Increased professional fees of $5,605 include an increase in quality assurance services of $1,784 and increased accounting and reporting costs of $3,821.  Rent and office expense decreased by $3,687 or 11% due to a  reduction in the real estate tax and operating expense adjustment for the Company’s office lease.

Liquidity and Capital Resources

The Company had a net loss of $34,785 for the three months ended August 31, 2010.  An increase in accounts receivable of $50,610, a decrease in accounts payable of $11,839, a decrease in deferred revenue of $29,059, a decrease of $1,500 in deferred license fees offset by decreases in prepaid expense and inventory of $6,800 and $5,652 respectively resulted in a use of $115,341 for operating activities.  The Company has reached an agreement with its Chairman of the Board to convert the aggregate shareholder loans aggregating $274,000 at August 31, 2010 into common stock through the issuance of common stock in exchange for cancellation of indebtedness at prevailing market prices during the second fiscal quarter.

As of August 31, 2010, the Company’s accounts payable and accrued expenses exceeded its current assets by $13,315. The Company’s cash and cash equivalents balance decreased by $115,341 in the quarter ended August 31, 2010 to $22,587.

The Company has no material commitments for capital expenditures at August 31, 2010.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

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

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

(Removed and Reserved)

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

Date: October 14, 2010

LESCARDEN INC.

By:	/s/ WILLIAM E. LUTHER
William E. Luther
Chief Executive and Chief Financial Officer

7