Form 10-Q
period 2010-11-30
LESCARDEN INC
filed 2011-01-14
CIK 58822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2010
or

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding January 14, 2011
Common Stock $.001 par value		40,076,783

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

6

Item 3.         Defaults Upon Senior Securities.

6

Item 4.         Submission of Matters to a Vote of Security Holders.

6

Item 5.         Other Information.

6

Item 6.         Exhibits.

6

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

LESCARDEN INC.

CONDENSED BALANCE SHEETS

	November 30, 2010	May 31, 2010
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$2,978	$137,928
Accounts receivable	201,809	5,321
Prepaid expenses	—	6,800
Inventory	120,716	76,824
Total current assets	325,503	226,873
Deferred income tax asset, net of valuation allowance of $1,472,000 and $1,464,000 at November 30, 2010 and May 31, 2010

Total assets	$325,503	$226,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$299,293	$174,844
Shareholder loan	30,000	274,000
Deferred revenue	4,075	33,134
Deferred license fees	25,500	28,500
Total liabilities	358,868	510,478

Stockholders' deficit
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, issued and outstanding 40,076,783 and 30,943,450 shares respectively	40,077	30,943
Additional paid-in capital	16,882,481	16,617,615
Accumulated deficit	(16,957,763)	(16,934,003)
Stockholders' deficit	(33,365)	(283,605)
Total liabilities and stockholders' deficit	$325,503	$226,873

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the three months Ended November 30,		(UNAUDITED) For the six months Ended November 30,
	2010	2009	2010	2009
Revenues:
Product sales	$214,822	$52,948	$318,844	$105,580
License fees	1,500	27,701	3,000	55,402
Total revenues	216,322	80,649	321,844	160,982

Costs and expenses:
Cost of sales	85,297	14,656	108,691	46,637
Salaries	17,105	20,300	44,548	40,668
Professional fees and consulting	40,282	46,536	85,033	85,682
Rent and office expense	26,106	30,818	56,858	65,258
Insurance	19,627	31,114	31,016	36,455
Commission	12,114	—	12,114	—
Other administrative expenses	4,767	2,957	7,344	5,652
Total costs and expenses	205,298	146,381	345,604	280,352

Net income (loss)	$11,024	$(65,732)	$(23,760)	$(119,370)

Net income (loss) per share – basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	32,973,080	30,943,450	31,947,113	30,943,450

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the six months Ended November 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(23,760)	$(119,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Increase in accounts receivable	(196,488)	(17,987)
(Increase) decrease in inventory	(43,892)	18,672
Decrease in prepaid expense	6,800	—
Increase in accounts payable and accrued expenses	124,449	33,565
(Decrease) increase in deferred revenue	(29,059)	72,923
Decrease in deferred license fees	(3,000)	(55,402)
Net cash used in operating activities	(164,950)	(67,599)

Cash flows from financing activities:
Increase in shareholder loan	30,000	65,000
Cash provided by financing activities	30,000	65,000

Decrease in cash	(134,950)	(2,599)

Cash - beginning of period	137,928	40,265

Cash – end of period	$2,978	$37,666

Non-cash financing activities
Increase in common stock resulting from loan conversion	9,134	—
Increase in paid-in capital resulting from loan conversion	264,866	—
Decrease in shareholder loan	(274,000)	—

See notes to financial statements

LESCARDEN INC .

(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

November 30, 2010

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the six months ended November 30, 2010, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan and ability to continue as a going concern is primarily dependent upon successful regulatory certification of its new packager, which will enable the Company to grow revenue through existing and new lines of business. There can be no assurance that the Company will be able to grow revenues or secure sufficient additional financing to meet future obligations.

At November 30, 2010, inventory of $120,716 consisted of $43,436 of finished goods and $77,280 of raw materials.

The Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 ”Disclosures About Fair Value of Financial Instruments” (ASC 825-10-50) approximate their carrying amounts presented in the balance sheet based upon the short-term nature of the accounts at November 30, 2010.

The Company has evaluated the financial statements for subsequent events through the date of the filing of this quarterly report on Form 10-Q on January 14, 2011.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results of operations for the six months ended November 30, 2010 reflect increased sales volume in both Europe and Asian markets.  In anticipation of the plant closing of Amcor’s packaging facility in December 2010, the Company has accelerated production and shipment of existing purchase orders from its major customers scheduled for delivery in the third fiscal quarter. The Company has selected an alternative packaging facility and anticipates its production packaging process at the new facility will be operational before the fiscal year-end.  Based on the transfer of its packaging process to Amcor in 2009, the Company anticipates non-recurring increases in cost of sales and professional fees during the third and fourth quarters associated with the set-up and calibration of the new facility and the associated regulatory recertification requirements.

Six months ended November 30, 2010 compared to November 30, 2009

The Company’s revenues increased 100% or $160,862 during the six months ended November 30, 2010 compared to November 30, 2009 due to increased sales of Catrix skincare in Europe and Asia offset by a decrease in license fee income. Cost of sales as a percentage of sales decreased in 2010 due to the non-recurring costs associated with the transfer of the Company’s packaging process to a new facility incurred in 2009. Total costs and expenses during the six months ended November 30, 2010 were 23% or $65,252 higher than those of the comparative prior year period due to increases in cost of sales of $62,054 and commission expense of $12,114 offset by decreases in rent and office expenses and product liability insurance of $8,400 and $5,951 respectively.

Three months ended November 30, 2010 compared to November 30, 2009

The Company’s revenues increased in the fiscal quarter ended November 30, 2010 compared to November 30, 2009 by 19% or $135,673 due to increased sales of Catrix skincare in Europe, offset by a decrease in license fee income of $26,201. Total costs and expenses during the three months ended November 30, 2010 were 40% or $58,917 higher than those of the comparative prior year period. The increase was principally due to increases in cost of sales of $70,641 and commission expense offset by decreases in insurance expense, professional fees and rent and office expense of $11,487, $6,254 and $4,712 respectively.

Liquidity and Capital Resources

As of November 30, 2010, the Company’s accounts payable and accrued expenses exceeded its current assets by $33,365. The Company’s cash and cash equivalents balance decreased by $134,950 in the six months ended November 30, 2010 to $2,978. On November 10, 2010, the Company completed conversion of a $274,000 shareholder loan into common stock.  Pursuant to the Loan Conversion and Stock Purchase agreement dated November 8, 2010, the Company issued 9,133,333 shares of common stock in exchange for the extinguishment of a $274,000 shareholder loan.

The Company has no material commitments for capital expenditures at November 30, 2010.

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

None.

Item 1A.      Risk Factors.

None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

See Loan Conversion and Stock Purchase Agreement with Charles T. Maxwell (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2010)

Item 3.         Defaults Upon Senior Securities.

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

Date: January 14, 2011

/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer

7