Form 10-Q
period 2011-02-28
LESCARDEN INC
filed 2011-04-12
CIK 58822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: February 28, 2011
or

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding April 12, 2011
Common Stock $.001 par value		40,076,783

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

6

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

6

Item 3.         Defaults Upon Senior Securities.

6

Item 4.         Removed and Reserved.

6

Item 5.         Other Information.

6

Item 6.         Exhibits.

6

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

LESCARDEN INC.

CONDENSED BALANCE SHEETS

	February 28, 2011	May 31, 2010
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$84,631	$137,928
Accounts receivable	10,030	5,321
Prepaid expenses	—	6,800
Inventory	112,486	76,824
Total current assets	207,147	226,873
Deferred income tax asset, net of valuation allowance of $1,480,000 and $1,464,000 at February 28, 2011 and May 31, 2010

Total assets	$207,147	$226,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$201,504	$174,844
Shareholder loan	36,000	274,000
Deferred revenue	4,075	33,134
Deferred license fees	24,000	28,500
Total liabilities	265,579	510,478

Stockholders' deficit
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, issued and outstanding 40,076,783 and 30,943,450 shares respectively	40,077	30,943
Additional paid-in capital	16,882,481	16,617,615
Accumulated deficit	(16,982,830)	(16,934,003)
Stockholders' deficit	(58,432)	(283,605)
Total liabilities and stockholders' deficit	$207,147	$226,873

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the three months Ended February 28,		(UNAUDITED) For the nine months Ended February 28,
	2011	2010	2011	2010
Revenues:
Product sales	$129,251	$321,174	$448,095	$426,754
License fees	1,500	27,701	4,500	83,103
Total revenues	130,751	348,875	452,595	509,857

Costs and expenses:
Cost of sales	41,705	95,483	150,396	142,120
Salaries	41,559	27,719	86,107	68,386
Professional fees and consulting	25,253	30,559	110,286	116,242
Rent and office expense	26,661	38,932	83,519	104,190
Insurance	6,420	1,947	37,436	38,402
Commission	8,142	—	20,256	—
Other administrative expenses	6,078	6,877	13,422	12,530
Total costs and expenses	155,818	201,517	501,422	481,870

Net (loss) income	$(25,067)	$147,358	$(48,827)	$27,987

Net loss per share – basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	40,076,783	30,943,450	34,637,077	30,943,450

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the nine months Ended February 28,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(48,827)	$27,987
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Changes in operating assets and liabilities
Increase in accounts receivable	(4,709)	(201,932)
(Increase) decrease in inventory	(35,662)	63,255
Decrease in prepaid expense	6,800	—
Increase in accounts payable and accrued expenses	26,660	80,007
Decrease in deferred revenue	(29,059)	(2,400)
Decrease in deferred license fees	(4,500)	(83,103)
Net cash used in operating activities	(89,297)	(116,186)

Cash flows from financing activities:
Increase in shareholder loan	36,000	85,000
Cash provided by financing activities	36,000	85,000

Decrease in cash	(48,542)	(31,186)

Cash – beginning of period	137,928	40,265

Cash – end of period	$84,631	$9,079

Non-cash financing activities
Increase in common stock resulting from loan conversion	9,134	—
Increase in paid-in capital resulting from loan conversion	264,866	—
Decrease in shareholder loan	(274,000)	—

See notes to financial statements

LESCARDEN INC .

(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

February 28, 2011

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the nine months ended February 28, 2011, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan and ability to continue as a going concern is primarily dependent upon successful regulatory certification of its new packager, which will enable the Company to grow revenue through existing and new lines of business. There can be no assurance that the Company will be able to grow revenues or secure sufficient additional financing to meet future obligations.

At February 28, 2011, inventory of $112,486 consisted of $59,924 of finished goods and $52,562 of raw materials.

The Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” (ASC 825-10-50) approximate their carrying amounts presented in the balance sheet based upon the short-term nature of the accounts at February 28, 2011.

The Company has evaluated the financial statements for subsequent events through the date of the filing of this quarterly report on Form 10-Q on April 12, 2011.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results of operations for the nine months ended February 28, 2011 reflect increased sales volume in both Europe and Asian markets.  In anticipation of the plant closing of Amcor’s packaging facility in December 2010, the Company accelerated production and shipment of existing purchase orders from its major customers scheduled for delivery in the third fiscal quarter. The Company has selected an alternative packaging facility and anticipates its production packaging process at the new facility will be operational before the fiscal year-end.  Based on the transfer of its packaging process to Amcor in 2009, the Company expects to incur some temporary increases in cost of sales and professional fees during the third and fourth quarters associated with the set-up and calibration of the new facility and the associated regulatory recertification requirements.

Nine months ended February 28, 2011 compared to February 28, 2010

The Company’s revenues decreased 11% or $57,262 during the nine months ended February 28, 2011 compared to February 28, 2010 due to a decrease in license fee income. Total costs and expenses during the nine months ended February 28, 2011 were 4% or $19,553 higher than those of the comparative prior year period due to increases in salaries $17,721 and commission expense of $20,256 offset by a decrease in rent and office expenses of $20,670.

Three months ended February 28, 2011 compared to February 28, 2010

The Company’s revenues increased in the fiscal quarter ended February 28, 2011 compared to February 28, 2010 by almost 60% or $191,923 due to a reduction in the unusually high sales of Catrix in Europe for the three months ended February 28, 2010 resulting from the fulfillment of a large backlog of orders that accumulated during a year-long production disruption, offset by a decrease in license fee income of $26,201. Total costs and expenses during the three months ended February 28, 2011 were 23% or $45,699 lower than those of the comparative prior year period. The increase was principally due to decreases in cost of sales and rent and office expense of $53,779 and $12,270, offset by increases in commission expense and salaries of $8,142 and $13,840 respectively.

Liquidity and Capital Resources

As of February 28, 2011, the Company’s current assets exceeded its accounts payable and accrued expenses e by $5,643. The Company’s cash and cash equivalents balance decreased by $53,297 in the nine months ended February 28, 2011 to $84,631. On November 10, 2011, the Company completed conversion of a $274,000 shareholder loan into common stock.  Pursuant to the Loan Conversion and Stock Purchase agreement dated November 8, 2011, the Company issued 9,133,333 shares of common stock in exchange for the extinguishment of a $274,000 shareholder loan.

The Company has no material commitments for capital expenditures at February 28, 2011.

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

Item 4.         Removed and Reserved.

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

Date: April 12, 2011

/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer

7