Form 10-K
period 2011-05-31
LESCARDEN INC
filed 2011-09-09
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

Issuers revenues for its most recent fiscal year were $ 556,694.

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on September 7, 2011 was approximately $311,999.

The number of shares of registrant’s Common Stock outstanding as of September 7, 2011 was 40,076,783.

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

The Company believes there is persuasive evidence that Catrix functions in the body as a biological response modifier, regulating the components of the immune system. Some observed effects of Catrix on the body include:

●	Acceleration of wound healing;

●	Inhibition of excessive vascularization of certain tissues;

●	Inhibition of proliferation of malignant cells;

●	Moderation of excessive collagen synthesis by fibroblast cells

Chronic Wound Market

It is estimated that the global market for wound care products is approximately $14 billion. This is likely to increase due to several factors:

●
Demographic trends confirm that the world’s population is living longer, a significant plus factor for the Company’s Wound Dressing since it is the elderly who are especially at risk for the various ulcers and non-healing lesions for which the product provides therapy.

●	There is also a steady worldwide increase in the incidences of diabetes which affects a wide range of age groups who are at increase risk of developing non-healing wounds.

●
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

Burns

In February 2007 a pilot study was presented in Korea demonstrating the benefits of utilizing Catrix Wound Dressing with pediatric patients suffering from 2nd and 3rd degree burns. The purpose was to evaluate whether Catrix provided caregivers with a viable alternative to skin grafting, the standard treatment for these severe burns.

The results indicate that Catrix Wound Dressing can indeed provide a healing option comparable to graft surgery without the complications and expense associated with grafting. This approach will receive further study, but it appears to offer a new, non-invasive method for treating severe burns that is safer and more cost-effective.

Catrix Skin Care

Catrix powder is formulated into a line of skin care products designed to meet the needs of plastic surgeons, cosmetic dermatologists and their patients. The demonstrated ability of Catrix to expedite healing, reduce inflammation and enhance patient comfort following aesthetic procedures fills a unique niche in the rapidly growing market for cosmetic and anti-aging procedures.

In April 2002, a study published in The Journal of The American Academy of Dermatologic Surgery, had concluded that Lescarden’s Catrix 10 Ointment facilitates faster healing than conventional treatments following cosmetic surgery procedures. The study was conducted by a team headed by Maritza Perez, M.D., director of cosmetic dermatology as St. Lukes-Roosevelt Hospital Center in New York.

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

The skin care line includes a 5% Catrix Rejuvenation Cream and a 5% Catrix Lip Balm. The Cream is a skin moisturizer for daily use and is effective in relieving symptoms associated with psoriasis, dermatitis and other skin anomalies. Domestically, sales of these products have occurred principally through physicians, skin care professionals, specialty retailers and via the internet.

Distribution

Through a licensing agreement with Smith & Nephew signed in June 2009, the Company increased sales of the Wound Dressing in Spain.   In December 2008 the Company entered into a distribution agreement with Cranage Healthcare Ltd. to market Catrix in the United Kingdom and Ireland. The agreement with Cranage Healthcare was terminated in connection with the purchase of the company by Sinclair Pharmaceuticals, Ltd.  In June 2010, the Company entered into a distribution agreement with Serene Medical, Ltd.to sell Catrix wound dressing in Turkey, Kuwait, Lebanon, Jordan, Cypress and Azerbaijan.    In December 2009, Lescarden entered into a license agreement with Harvest Biotech, Ltd to distribute Catrix wound dressing and Catrix skin care products in Taiwan.

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

Government Regulation

Since the 1996 FDA approval of the Company's 510(k) application for the use of Catrix in the management of a variety of skin ulcerations, wounds and burns, the Company has focused on the development of a distribution network for its family of proprietary, market-ready products  The production and marketing of the Company's products and its research and development activities are subject to comprehensive regulation by various federal, state and local authorities in the United States and governmental authorities of other countries in which we conduct business. Among others, the FDA, HPB (Health Canada) and the SHM (Spanish Ministry of Health) exercise regulatory authority over the development, testing, formulation, manufacture, labeling, storage, record keeping, quality control, advertising and promotion of the Company's products.

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

Raw Materials and Manufacturing

Catrix is manufactured, packaged and sterilized for the Company by contract manufacturers. These manufacturers must be FDA-approved pharmaceutical manufacturing facilities. Likewise, foreign government agencies, in countries where marketing approval is sought, must also approve all such manufacturers. The Company's food supplement cartilage material, BIO-CARTILAGE, and its Poly-NAG are manufactured in the United States and New Zealand. An additional manufacturer is being developed in the Western Pacific Area.

Catrix is prepared from animal cartilage tissue. The most accessible and easily processed source is bovine tracheas collected from normal healthy beef cattle subsequent to slaughter. Tracheas are cleaned, flash frozen and delivered to qualified pharmaceutical manufacturing facilities. The cattle from which the tracheas are harvested are certified free of BSE (Bovine Spongiform Encephalitis) and the only cattle herds used as source material are located in New Zealand.  All Catrix and production procedures have been submitted in extensive detail to the FDA, the HPB in Canada, and the Notified Body in Europe, and accepted as part of the review of the Company's official submissions with respect to studying Catrix in patients.

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

Our target markets are highly competitive with multi-national and regional companies offering alternative wound and skin care products.  Local customary practices, regulation and market dynamics necessitate specialized knowledge and a local presence.   Strategic alliances with established companies allow Lescarden to minimize the initial investments in new sales territories. A key factor to our success will be our ability to expand our distribution network and production capabilities while we continue to enhance our existing products and technologies. Where possible we intend to pursue patent and trademark protection for our products and processes we design and develop.

Human Resources

At September 9, 2011, the Company had one full time employee. Outside consultants are hired to coordinate the financial reporting, regulatory, production operations, quality control and customer service functions.

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline.

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

ITEM 2.  PROPERTIES

The Company owns no real property. Its executive offices in New York City, occupying approximately 2,200 square feet, are currently leased under a five-year lease ending January 31, 2016. Management considers that its leased premises are well maintained and sufficient for its present operations.

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

Fiscal Year Ending May 31, 2011	High	Low
Fourth Quarter	0.05	0.02
Third Quarter	0.03	0.02
Second Quarter	0.03	0.02
First Quarter	0.07	0.01

Fiscal Year Ending May 31, 2010	High	Low
Fourth Quarter	0.03	0.03
Third Quarter	0.05	0.02
Second Quarter	0.05	0.01
First Quarter	0.08	0.04

On September 7, 2011 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $0.02. As of May 31, 2011 there were 395 holders of record of the Company's Common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting Companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Lescarden derives revenue primarily from Catrix-based wound and skin care products that are useful for a variety of plastic surgery, dermatology and medical applications. Sales of two nutritional supplements, BIO-CARTILAGE and a patented glucosamine polymer, Poly-Nag, also contribute to the Company's overall sales.

Review

The results of operations for fiscal year ending May 31, 2011 were negatively impacted by the need to transfer the packaging of Catrix to an alternative packager. In February 2010, the former packaging facilities were certified by the European regulated body and production and shipment of Catrix wound dressing continued until weather related damage caused the facility to close and discontinue operations in May, 2011.  The Company has identified an alternative packaging facility and expects to restore normal production and packaging of its products by October 2011.  Sales of skin-care products to Korean distributor increased significantly due to improved economic conditions and market penetration which mitigated the decrease in Catrix wound care sales.

Trends and Opportunities

The Company continues to focus on both Asia and Europe business development opportunities that offer easy access to targeted market segments and reliable distribution partners that are well positioned to strengthen brand awareness and increase demand for the Company’s products in growth markets. Growth prospects for the market for wound and burn treatment remain strong, driven by an aging population and an increase in obesity which is linked to a higher incidence of diabetes.

In addition, the global community is demonstrating an appreciation for the value of biologic products by the medical community; especially in the area of tissue regeneration and orthopedics. At the same time world-wide use of nutritional supplements and natural products is also expanding with a greater acceptance of non-traditional treatments and the wider availability of information supporting the potential benefits to patients. We feel these trends, combined with the existing market opportunities, bodes well for the future sales growth of the Company

.Significant accounting policies

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

Revenue recognition

Revenue from product sales is recognized upon shipment of the product when title to the property transfers to the buyer as does the risk of loss and collectibility of the sales price is reasonably assured. Deferred license fees relate to license fees received from the company’s licenses, which are normally amortized over the term of active license agreements. The Company evaluates the status of its licensing agreements to assess the need for changes in accounting estimates and amortization assumptions.  .

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

Results of Operations
Fiscal year ended May 31, 2011 compared to May 31, 2010

The decrease of $62,866 in revenues during the year ended May 31, 2011 compared to May 31, 2010 was attributable to a decline of $149,455 or 86% in the sales of Catrix during the fourth fiscal quarter resulting from weather related damage and a subsequent discontinuation of operations at the Company’s packager in April 2011. An increase of $65,885 in sales of Korean skin care products offset the decline in Catrix production and sales during the same fiscal period.  Sales to UK distributors commenced during fiscal 2011 and aggregated a $25,600 increase in sales for the year

The cost of sales during the year ended May 31, 2011 increased by $7,968 or 5% due to the write-off of expiring product totaling $11,858.  Cost of sales as a percentage of product sales increased from 28% for the year ended May 31, 2010 to 33% during fiscal 2011 due to an increase in raw material cost in addition to the write-off of expiring product. The Company expects gross margins to remain at current levels for the foreseeable future.

Total expenses excluding cost of sales decreased by 3% or $12,738 during the year ended May 31, 2011. The decrease was principally due to decreases in non-recurring rent escalations, telephone expense and office expenses aggregating $16,537 and a decrease in commission expense of $9,964, offset by increased professional fees of $9,592 and an increase in payroll expenses of $3,598.

Liquidity and Capital Resources

The Company had a net loss of $117,289 for the year ended May 31, 2011. Net cash decreased by $127,148 for the fiscal year ended May 31, 2011 due to cash from operations and an increase in loan from shareholder of $37,000. As of May 31, 2011, the Company’s liabilities exceeded its assets by $126,894.

The Company has no material commitments for capital expenditures at May 31, 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1 for Lescarden Inc. Index to Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 13, 2010, the Company dismissed McGladrey & Pullen LLP (“McGladrey”) as the Company’s independent registered public accounting firm. The Company, also on December 13, 2010, engaged Meyler & Company LLP (“Meyler”) as the Company’s new independent registered public accounting firm. The decision to dismiss McGladrey and engage Meyler was made at the direction of the Company’s board of directors.

The reports of McGladrey on the financial statements of the Company for the fiscal years ended May 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles.

The reports of McGladrey for the fiscal years ended May 31, 2010 and 2009 did contain an explanatory paragraph indicating that substantial doubt exists about the Company’s ability to continue as a going concern due to recurring losses from operations, and stockholders’ deficiency and working capital deficiency.

During the Company’s fiscal years ended May 31, 2010 and 2009, and through December 13, 2010, the Company did not have any disagreement with McGladrey on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of McGladrey, would have caused it to make reference to the matter in connection with its report on the Company’s financial statements for the relevant year.

During the Company’s fiscal years ended May 31, 2010 and 2009 and through December 13, 2010, no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K have occurred.

During the Company’s fiscal years ended May 31, 2010 and 2009 and through December 13, 2010, neither the Company nor anyone acting on its behalf consulted with Meyler regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

ITEM 9A.CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2011 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2011, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting since the rules of the SEC permit the Company to provide only management’s report on this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended May 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Mr. Luther (age 51) came to Lescarden in 1997, serving as Marketing Director for the CATRIX ® Wound Care and Skin Care lines. He was promoted to Vice President of Marketing in 1998 and then promoted to President and Chief Executive in October 2002. Mr. Luther was elected to the Board in April 2003. Mr. Luther is a graduate of the Boston University School of Management.

Dr. Ehrlich (age 82) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

Mr. Maxwell (age 79) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice President of the Company in July 1997 and in April 2000 Mr. Maxwell became Senior Energy Analyst with Weeden & Co., Greenwich, Connecticut. Mr. Maxwell is a graduate of Princeton University and Oxford University.

Mr. Wiese (age 45) is the Chief Marketing Officer of Davis Advisors, L.P., an Investment Advisor that manages over $65 billion. He has held this position since 1994. Prior to joining Davis Advisors, L.P., Mr. Wiese worked for Merck & Co., Inc. where he held positions in sales, sales management, and product management. Mr. Wiese is a graduate of the University of California, Berkley and the Stern School of Business, New York University.

Mr. Balaguer (age 58) has for more than the past five years owned a company devoted to giving advice on strategy and project development to pharmaceutical companies. Since 1998 he has been a representative of the Company in Europe. Mr. Balaguer received his license in Medicine from the Autonomous University of Barcelona, Spain and his MD at the School of Medicine from the University of Barcelona.

ITEM 11. EXECUTIVE COMPENSATION
		Annual Compensation	Long-Term Compensation Awards
Name	Fiscal Year Ended May 31,	Salary $	Warrants(#)
William E. Luther	2011	$100,000	––
	2010	$93,750	––
	2009	$100,000	––

Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options/ Warrants at FY End (#)	Value of Unexercised In-the-money Options Warrants at FY End ($)

Name	(#)	($)	Exercisable	Exercisable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2011 the ownership of the Company’s Common Stock by each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company’s Common Stock, as well as each of the Company’s directors and executive officers and all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Title of Class (1)	Name and Address of Beneficial Owner	Number of Shares beneficially Owned	Percent of Class

Common Stock	Charles T. Maxwell 420 Lexington Ave. Suite 212 New York, NY 10170	21,866,845	54.56%

	George Ehrlich 420 Lexington Ave. Suite 212 New York, NY 10170	150,000	0.37%

	William Luther 420 Lexington Ave. Suite 212 New York, NY 10170	310,000	0.77%

	Russell O. Wiese 420 Lexington Ave. Suite 212 New York, NY 10170	2,000,000	4.99%

	Xavier Gras Balaguer 420 Lexington Ave. Suite 212 New York, NY 10170	150,000	0.37%

	Directors and Officers as a Group 5 persons	24,476,845	61.07%

———————
(1)
The percentages are calculated on the basis of 40,076,783 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company’s Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire owned by such a person if exercisable within 60 days of May 31, 2011 are included in the number of shares beneficially owned, but such shares are not included in the calculation of the percent of class. All share ownership is direct unless otherwise indicated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended May 31, 2011 the major stockholder of the Company provided loans to the Company totaling $37,000 to fund working capital requirements. In November 2010, the Company issued 9,133,333 shares to the majority shareholder in exchange for the cancellation of $274,000 of loans to the Company. The Company recorded an interest accrual equal to the applicable Federal rate of interest throughout the term of the loans and will record a semi annual interest accrual on the aggregate indebtedness in the future.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	2011	2010
Audit fees(1)	$32,500	$32,500
Audit-related fees(2)	—	—
Tax fees(3)	$2,500	$2,500
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

The Board of Directors approves all services provided by our independent accountants.

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

LESCARDEN INC.

Date: September 9, 2011	By:	/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William E. Luther	President, Principal Executive Officer,
	William E. Luther	Principal Financial Officer,
	September 9, 2011	Principal Accounting Officer and Director

By:	/s/ George E. Ehrlich	Director
George E. Ehrlich
September 9, 2011

By:	/s/ Charles T. Maxwell	Director
Charles T. Maxwell
September 9, 2011

By:	/s/ Russell O. Wiese	Director
Russell O. Wiese
September 9, 2011

By:	/s/ Xavier Gras Balaguer	Director
Xavier Gras Balaguer
September 9, 2011

LESCARDEN INC.

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Lescarden Inc.

We have audited the accompanying balance sheets of Lescarden Inc. as of May 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2011. Lescarden Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a stockholders’ and working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, New Jersey
September 9, 2011

LESCARDEN INC.
BALANCE SHEETS

As of May 31,	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$10,780	$137,928
Accounts receivable, net of allowance for doubtful accounts of $19,396 at May 31, 2011 and 2010, respectively	49,287	5,321
Prepaid expenses	––	6,800
Inventory	97,720	76,824
Total current assets	157,787	226,873

Deferred income tax asset, net of valuation allowance of $1,721,000 and $1,681,000 at May 31, 2011 and 2010, respectively	––	––
Total assets	$157,787	226,873

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable and accrued expenses	$221,106	$174,844
Shareholder loan	37,000	274,000
Deferred revenue	4,075	33,134
Deferred license fees	22,500	28,500
Total current liabilities	284,681	510,478

Stockholders' deficit:
Convertible preferred stock - $.02 par value; $1.50 liquidation value; authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value; authorized 200,000,000 issued and outstanding 40,076,783 and 30,943,450 shares respectively	40,077	30,943
Additional paid-in capital	16,882,481	16,617,615
Accumulated deficit	(17,051,292)	(16,934,003)
Total Stockholders' deficit	(126,894)	(283,605)
Total liabilities and stockholders' deficit	$157,787	$226,873

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF OPERATIONS

Year ended May 31,	2011	2010
Revenues:
Product sales	$550,669	$613,535
License fees	6,000	82,304
Interest income	25	23
Total revenues	556,694	695,862

Costs and expenses:
Cost of product sales	181,994	174,026
Salaries and wages	106,641	103,043
Professional fees and consulting	173,215	163,623
Rent and office expenses	112,968	129,505
Insurance	44,714	42,989
Other administrative expenses	29,363	34,367
Interest expense	3,852	-
Commission	21,236	31,200
Total costs and expenses	673,983	678,753
Net (loss) income	$(117,289)	$17,109
Net (loss) income per common share - basic and diluted	$(0.00)	$0.00

Weighted-average number of common shares outstanding:
Basic	36,011,948	30,943,450
Diluted	36,011,948	30,943,450

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Convertible Preferred Stock
			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount

Balance at May 31, 2009	92,000	1,840	30,943,450	30,943	16,617,615	(16,951,112)	(300,714)
Net loss						17,109	17,109
Balance at May 31, 2010	92,000	$1,840	30,943,450	$30,943	$16,617,615	$(16,934,003)	$(283,605)
Loan conversion			9,133,333	9,134	264,866		274,000
Net income						(117,289)	(117,289)
Balance at May 31, 2011	92,000	$1,840	40,076,783	$40,077	$16,882,481	$(17,051,292)	$(126,894)

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF CASH FLOWS

Year ended May 31,	2011	2010
Cash flows from operating activities:
Net (loss) income	$(117,289)	$17,109

Adjustments to reconcile net (loss) income to net cash used in operating activities
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(43,966))	17,829)
(Increase) decrease in inventory	(20,896))	86,454
Decrease (increase) in prepaid expense	6,800	(6,800)
Increase (decrease) in accounts payable and accrued expenses	46,262)	(45,119)
(Decrease) increase in deferred revenue	(29,059))	25,494
Decrease in deferred license fees	(6,000)	(82,304)
Net cash used in operating activities	(164,148)	12,663

Cash flow from financing activities:
Increase in shareholder loan	37,000	85,000
Cash provided by financing activities	37,000	85,000

Net (decrease) increase in cash	(127,148)	97,663
Cash and cash equivalents at beginning of year	137,928	40,265
Cash and cash equivalents at end of year	$10,780	$137,928

Non-cash financing activities
Increase in common stock resulting from loan conversion	9,134
Increase in paid-in capital resulting from loan conversion	264,866
Decrease in shareholder loan	(274,000)

See Notes to Financial Statements

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

1.	OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

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

As shown in the financial statements, the Company had net loss of $117,289 from operations for the year ended May 31, 2011, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s major stockholder committed to provide loans to the Company as needed to fund operating expenses until the Company can return to profitability.

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

The deferred license fees of $22,500 stated on the balance sheet relate to license fees received from the Company's licensees in Korea which are amortized straight-line over the term of the license agreement.  The Korean licensee continues to seek regulatory approval for the Company’s product pursuant to the terms of the agreement but it is unclear if this process will be completed prior to the termination of the agreement in 2014.

The Company believes it has one business segment for financial reporting purposes since it operates in the medical products industry.

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and shareholder loan payable approximate their fair values and are short term in nature.

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debt, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. At May 31, 2011, two customers accounted for 57% and 28% of the accounts receivable.

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Basic earnings (loss) per share is computed by dividing net income (loss) per common share by the weighted-average number of common shares outstanding during the year. Diluted earnings per share has not been presented in the accompanying statement of operations since warrants to purchase 120,000 shares of the Company’s common stock , were not included in the calculation, due to the fact that these warrants were anti-dilutive for the year ended May 31, 2010.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) ASC 105 (formerly No. 168). The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

2.	INVENTORY:

Inventory at May 31, consists of the following:	2011	2010
Finished goods	$49,406	$54,027
Raw materials	48,314	22,797
	$97,720	$76,824

3.	STOCK OPTIONS AND WARRANTS:

In the year ended May 31, 1993, the Company approved the 1992 Employee Incentive Stock Plan (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 2011, no options were granted under the 1992 Plan.

The following is a summary of transactions relating to warrants which are granted at the discretion of the board of directors:

	Number of Warrants Exercisable	Weighted-average Excise Price per Share
Balance at May 31, 2010	120,000	$.17
Expired	(120,000)	.17
Balance at May 31, 2011	––	$––

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

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

The Company evaluated assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of May 31, 2011, by the level within the fair value hierarchy:

	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Cash equivalents*	$10,780	$10,780
	$10,780	$10,780	$—	$—
———————
*
Cash equivalents consist of money market instruments with original maturity dates of less than three months for which the fair value is based on inputs observable in active markets for identical securities.

4.	MAJOR CUSTOMERS AND SUPPLIER:

During the year ended May 31, 2011, sales to two customers accounted for approximately 52% and 29% of net product sales, respectively. During the year ended May 31, 2010, sales to two customers accounted for approximately 72% and 17% of net product sales, respectively.

Sales were made to customers in the following locations:

	May 31,
	2011	2010
United States	$57,022	$52,575
Europe	323,350	438,999
Asia Pacific	170,297	121,961
	$550,669	$613,535

The Company purchases its primary raw material from one vendor.

5.	COMMITMENTS AND CONTINGENCIES:

The Company has a non-cancelable lease with an unrelated third party to rent office space. The lease, which expires on January 31, 2016, is subject to escalations based on real estate taxes and utilities. The aggregate minimum rental payments under this lease for the year ended May 31, 2011 is as follows:

May 31, 2012	$81,225
May 31, 2013	83,662
May 31, 2014	86,172
May 31, 2015	88,757
May 31, 2016	60,343
$400,159

The Company also pays rent to warehouses for storage of its finished goods and raw materials.  Rent expense charged to operations for the years ended May 31, 2011 and 2010 amounted to approximately $105,000 and $115,000, respectively.

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

On June 4, 2002, the Company announced that it had entered into a license agreement with another entity related to ICN granting this entity a 10-year exclusive license to market the Product in Canada. License fees were paid in the fiscal year ended May 31, 2003, upon the Company having secured registration and marketing approval for the Product from the Canadian Health Authorities. The Company terminated this agreement in June 2009 and fully amortized the related deferred license fees totaling $70,000 during the fiscal year ended May 31, 2010.

On September 16, 2004, the Company announced that it had entered into a license agreement with Valeant Pharmaceuticals International (formerly ICN Iberica) granting Valeant a 10-year exclusive license to market Lescarden's proprietary product, Catrix Wound Dressing throughout Europe. This agreement expanded the existing relationship between the two companies. In July 2006, the company approved a sub-license agreement between Valeant and Smith and Nephew for distribution of Catrix wound dressing in Spain through June 15, 2009. The company terminated its agreements with Valeant except for distribution in Spain which expires on June 15, 2009. Due to the termination of the sub-license agreement in June 2009, the remaining deferred license fees of approximately $5,000 associated with this agreement were fully amortized in the fiscal year ended May 31, 2010.

On December 22, 2004, the Company announced that it had entered into a license agreement with Daewoong Pharmaceutical Co. Ltd. of Seoul, Korea granting Daewoong a 10-year exclusive license to market Lescarden's proprietary product Catrix  Wound Dressing in South Korea. Daewoong is the fourth largest pharmaceutical manufacturer and distributor in Korea. In the accompanying balance sheet, $22,500 of license fees received from this agreement is included in deferred license fees at May 31, 2011.

6.	STOCKHOLDERS' DEFICIT:

The 92,000 shares of convertible preferred stock has a preference upon liquidation of $1.50 per share is convertible, at the option of the holder, into one share of the Company's common stock for each share of preferred stock; and is callable, at the option of the Company at such time as its net worth exceeds $3,000,000, for $1.50 per share (aggregating $138,000). Additionally, holders of preferred stock are entitled to vote for directors of the Company on a one-share/one-vote basis.

7.	INCOME TAXES:

The Company has net operating loss carry forwards of approximately $5,061,000 available to reduce future taxable income, which expire in various years through 2031.

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

The deferred income tax asset is comprised of the following at May 31, 2011 and 2010 respectively:

	2011	2010
Gross deferred tax assets	$1,721,000	$1,681,000
Valuation allowance	(1,721,000)	(1,681,000)
Net deferred income tax asset	$-0-	$-0-

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended May 31,	2011	2010
Tax benefit at federal statutory rate	(34)%	(34)%
Increase in valuation allowance	34	34
	-0-%	-0-%

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at May 31, 2011.

The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

8.	RELATED PARTY TRANSACTIONS:

During the year ended May 31, 2011, the Chairman of the Board and major stockholder of the Company provided additional loans to the Company totaling $37,000. The aggregate balance at May 31, 2011 of $37,000 of shareholder loans are interest bearing and due on demand. In November 2010, the Company reached an agreement with the Chairman of the Board and major stockholder to convert the $274,000 shareholder loan during the 2011 fiscal year to common stock. As a result of the conversion, there was a change of control with the benefical ownership of the Chairman of the Board increasing from 41.15% to 54.56%. As such, the Chairman of the Board has the effective power to control the vote on substantially all matters requiring shareholder approval.

During the year ended May 31, 2011, a sales commission was paid to a director of the Company for services rendered in connection with the sale of Catrix in Europe.  The Company has an exclusive agreement with such director that provides for a commission equal to 7% of gross sales to European customers in exchange for customer service and sales services rendered on behalf of the Company.  Pursuant to this agreement, the Company incurred sales commission expense of $21,236 and $31,200 during the year ended May 31, 2011 and 2010, respectively.