Form 10-Q
period 2011-08-31
LESCARDEN INC
filed 2011-10-06
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 31, 2011
or

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
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). þ  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). þ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding October 6, 2011
Common Stock $.001 par value	40,076,783

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LESCARDEN INC.

CONDENSED BALANCE SHEETS

	August 31, 2011	May 31, 2011
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$28,550	$10,780
Accounts receivable, net	11,963	49,286
Inventory	99,657	97,720
Total current assets	140,170	157,787
Deferred income tax asset, net of valuation allowance of $1,757,000 and $1,721,000 at August 31, 2011 and May 31, 2011, respectively	—	—
Total assets	$140,170	$157,787

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$186,066	$221,106
Shareholder loan	132,000	37,000
Deferred revenue	34,162	4,075
Deferred license fees	21,000	22,500
Total liabilities	373,228	284,681

Stockholders' deficit:
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, issued and outstanding 40,076,783 shares	40,077	40,077
Additional paid-in capital	16,882,481	16,882,481
Accumulated deficit	(17,157,456)	(17,051,292)
Stockholders' deficit	(233,058)	(126,894)
Total liabilities and stockholders' deficit	$140,170	$157,787

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the three months ended August 31,
	2011	2010
Revenues:
Product sales	$26,214	$104,022
License fees	1,500	1,500
Total revenues	27,714	105,522

Costs and expenses:
Cost of sales	8,731	23,394
Salaries	27,350	27,443
Professional fees and consulting	51,721	44,751
Rent and office expenses	29,507	30,752
Insurance	12,657	11,389
Other administrative expenses	3,912	2,578
Total costs and expenses	133,878	140,307
Net loss	$(106,164)	$(34,785)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	40,076,783	30,943,450

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the three months ended August 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(106,164)	$(34,785)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	37,324	(50,610)
Decrease in prepaid expense	—	6,800
(Increase) decrease in inventory	(1,937)	5,652
Decrease in accounts payable and accrued expenses	(35,040)	(11,839)
Increase (decrease) in deferred revenue	30,087	(29,059)
Decrease in deferred license fees	(1,500)	(1,500)
Net cash provided by (used in) operating activities	(77,230)	(115,341)

Cash flows from financing activities:
Increase in shareholder loan	95,000	—
Cash provided by financing activities	95,000	—

(Decrease) increase in cash	17,770	(115,341)

Cash - Beginning of Period	10,780	137,928

Cash – End of Period	$28,550	$22,587

See notes to financial statements

LESCARDEN INC.

(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

August 31, 2011

Note 1 - General:

The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2011.

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

As shown in the financial statements, the Company incurred a loss from operations for the quarter ended August 31, 2011, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as there can be no assurance that the Company will be able to grow revenues or secure sufficient additional financing to meet future obligations.

The Company’s plan and ability to continue as a going concern is primarily dependent upon successful regulatory certification of a new packager, which will enable the Company to grow revenue through existing and new lines of business.  The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

At August 31, 2011, inventory of $99,657 consisted of $47,867 of finished goods and $51,790 of raw materials.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations--Three months ended August 31, 2011 compared to August 31, 2010

The transfer of the Company’s packaging process to a new facility continued throughout the first quarter.  Upon commencement of production operations, the Company will be required to submit a notice of significant change to the European regulated body in accordance with the reporting requirements of the Company’s CE Mark.  Based on recent experience, the Company believes that the costs associated with this transfer of the packaging process are minimal.

The Company’s revenues decreased in the fiscal quarter ended August 31, 2011 compared to August 31, 2010 by 74% or $25,189 due primarily to decreased sales to its Korean and UK distributors. Cost of sales decreased by $14,663 or 64% due to decreased production and sales volume offset by an increase in raw material cost.  The cost of sales as a percent of sales for the three months ended August 31, 2011 was 32% compared with 22% during the prior year period, which reflect the increased raw material cost.

Total costs and expenses during the three months ended August 31, 2011 were 5% or $6,429 lower than those of the comparative prior-year period due to decreased cost of sales offset by increased professional fees of $6,970.

Liquidity and Capital Resources

The Company had a net loss of $106,164 for the three months ended August 31, 2011.  An decrease in accounts receivable of $37,324 and an increase in deferred revenue of $30,087 contributed to a use of cash for operating activities of $77,230.  The use of cash for operating activities and increase in cash were funded by an increase in shareholder loans.

As of August 31, 2011, the Company’s accounts payable and accrued expenses exceeded its current assets by $45.896. The Company’s cash and cash equivalents balance increased by $17,770 in the quarter ended August 31, 2011 to $28,550.

The Company has no material commitments for capital expenditures at August 31, 2011.

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

Date: October 6, 2011
LESCARDEN INC.

By:	/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer