Form 10-Q
period 2011-11-30
LESCARDEN INC
filed 2012-01-13
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2011
or

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
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 12, 2012
Common Stock $.001 par value	40,076,783

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESCARDEN INC.
CONDENSED BALANCE SHEETS

	November 30, 2011	May 31, 2011
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$5,142	$10,780
Accounts receivable	9,938	49,287
Inventory	122,985	97,720
Total current assets	138,065	157,787
Deferred income tax asset, net of valuation allowance of $1,789,000 and $1,721,000 at November 30, 2011 and May 31, 2011

Total assets	$138,065	$157,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$251,584	$221,106
Shareholder loan	162,000	37,000
Deferred revenue	31,051	4,075
Deferred license fees	19,500	22,500
Total liabilities	464,135	284,681

Stockholders' deficit
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, issued and outstanding 40,076,783 shares	40,077	40,077
Additional paid-in capital	16,882,481	16,882,481
Accumulated deficit	(17,250,468)	(17,051,292)
Stockholders' deficit	(326,070)	(126,894)
Total liabilities and stockholders' deficit	$138,065	$157,787

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the three months Ended November 30,		(UNAUDITED) For the six months Ended November 30,
	2011	2010	2011	2010
Revenues:
Product sales	$19,264	$214,822	$45,478	$318,844
License fees	1,500	1,500	3,000	3,000
Total revenues	20,764	216,322	48,478	321,844

Costs and expenses:
Cost of sales	10,070	85,297	18,801	108,691
Salaries	6,900	17,105	34,250	44,548
Professional fees and consulting	43,806	40,282	95,527	85,033
Rent and office expense	26,064	26,106	55,571	56,858
Insurance	20,618	19,627	33,275	31,016
Commission	—	12,114	—	12,114
Other administrative expenses	6,318	4,767	10,230	7,344
Total costs and expenses	113,776	205,298	247,654	345,604

Net income (loss)	$(93,012)	$11,024	$(199,176)	$(23,760)

Net income (loss) per share – basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	40,076,783	32,973,080	40,076,783	31,947,113

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the six months Ended November 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(199,176)	$(23,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
(Decrease) increase in accounts receivable	39,349	(196,488)
Increase in inventory	(25,265)	(43,892)
Decrease in prepaid expense	—	6,800
Increase in accounts payable and accrued expenses	30,478	124,449
Increase (decrease) in deferred revenue	26,976	(29,059)
Decrease in deferred license fees	(3,000)	(3,000)
Net cash used in operating activities	(130,638)	(164,950)

Cash flows from financing activities:
Increase in shareholder loan	125,000	30,000
Cash provided by financing activities	125,000	30,000

Decrease in cash	(5,638)	(134,950)

Cash - beginning of period	10,780	137,928

Cash – end of period	$5,142	$2,978

Non-cash financing activities
Increase in common stock resulting from loan conversion	—	9,134
Increase in paid-in capital resulting from loan conversion	—	264,866
Decrease in shareholder loan	—	(274,000)

See notes to financial statements

LESCARDEN INC .
(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

November 30, 2011

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the six months ended November 30, 2011, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan and ability to continue as a going concern is primarily dependent upon successful regulatory certification of its new packager, which will enable the Company to grow revenue through existing and new lines of business. There can be no assurance that the Company will be able to grow revenues or secure sufficient additional financing to meet future obligations.

At November 30, 2011, inventory of $122,985 consisted of $46,196 of finished goods and $76,789 of raw materials.

The Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 ”Disclosures About Fair Value of Financial Instruments” (ASC 825-10-50) approximate their carrying amounts presented in the balance sheet based upon the short-term nature of the accounts at November 30, 2011.

The Company has evaluated the financial statements for subsequent events through the date of the filing of this quarterly report on Form 10-Q on January 12, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results of operations for the six months ended November 30, 2011 reflect decreased sales volume in both Europe and Asian markets brought about by the need to transfer product packaging to a new facility for the third time in three years.  In anticipation of the plant closing of Amcor’s packaging facility in December 2010, the Company accelerated production and shipment of existing purchase orders from its major customers scheduled for delivery in the third quarter of the previous fiscal year. The successor packaging facility is completing set-up of the Company’s packaging process and anticipates a resumption of production operations in January 2012.

Three months ended November 30, 2011 compared to November 30, 2010

The Company’s revenues decreased in the fiscal quarter ended November 30, 2011 compared to November 30, 2010 by 90% or $195,558 due to the disruption in production operations associated with the need to transfer product packaging to a new facility and resultant delay of Catrix production. Total costs and expenses during the three months ended November 30, 2011 were 45% or $91,522 lower than those of the comparative prior year period due to a decrease in cost of sales of $75,227 and a 60% decrease in salary of $10,205. Professional fees increased by 9% or $3,524 due to the audit fees associated with the re-audit of the year ended May 31, 2010 offset by a decrease in fees attributable to regulatory recertification

Six months ended November 30, 2011 compared to November 30, 2010

The Company’s revenues decreased 85% or $273,366 during the six months ended November 30, 2011 compared to November 30, 2010 due to the disruption in production operations associated with the need to transfer product packaging to a new facility and resultant delay of Catrix production. Total costs and expenses during the six months ended November 30, 2011 were 28% or $97,950 lower than those of the comparative prior year period due to a decrease in cost of sales of $89,890 as well as decreases in salary of 23% or $10,298 and commission expense of $12,114.  Professional fees increased by $10,494 or 12% due to the audit fees associated with the re-audit of the year ended May 31, 2010 offset by a decrease in fees attributable to regulatory recertification.

Liquidity and Capital Resources

As of November 30, 2011, the Company’s accounts payable and accrued expenses exceeded its current assets by $113,519. The Company’s cash and cash equivalents balance decreased by $5,638 in the six months ended November 30, 2011 to $5,142. On November 10, 2010, the Company completed conversion of a $274,000 shareholder loan into common stock.  Pursuant to the Loan Conversion and Stock Purchase agreement dated November 8, 2010, the Company issued 9,133,333 shares of common stock in exchange for the extinguishment of a $274,000 shareholder loan.

The Company has no material commitments for capital expenditures at November 30, 2011.

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

Item 4. (Removed and Reserved).

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

Date: January 13, 2012

/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer