Form 10-Q
period 2012-02-29
LESCARDEN INC
filed 2012-04-12
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2012

or

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
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 12, 2012
Common Stock $.001 par value	40,076,783

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

LESCARDEN INC.
CONDENSED BALANCE SHEETS

	February 29, 2012	May 31, 2011
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$3,819	$10,780
Accounts receivable	240,656	49,287
Inventory	106,892	97,720
Total current assets	351,367	157,787
Deferred income tax asset, net of valuation allowance of $1,759,000 and $1,721,000 at February 29, 2012 and May 31, 2011

Total assets	$351,367	$157,787

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$308,889	$221,106
Shareholder loan	232,000	37,000
Deferred revenue	31,051	4,075
Deferred license fees	18,000	22,500
Total liabilities	589,940	284,681

Stockholders' deficit
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, issued and outstanding 40,076,783 shares	40,077	40,077
Additional paid-in capital	16,882,481	16,882,481
Accumulated deficit	(17,162,971)	(17,051,292)
Stockholders' deficit	(238,573)	(126,894)
Total liabilities and stockholders' deficit	$351,367	$157,787

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Revenues:
Product sales	$285,356	$129,251	$330,334	$448,095
License fees	1,500	1,500	4,500	4,500
Total revenues	286,856	130,751	334,834	452,595

Costs and expenses:
Cost of sales	91,375	41,705	110,177	150,396
Salaries	21,431	41,559	55,681	86,107
Professional fees and consulting	25,323	25,253	120,850	110,286
Rent and office expense	30,378	26,661	85,950	83,519
Insurance	7,348	6,420	40,622	37,436
Commissions	14,417	8,142	14,417	20,256
Other administrative expenses	9,087	6,078	18,816	13,422
Total costs and expenses	199,359	155,818	446,513	501,422

Net income (loss)	$87,497	$(25,067)	$(111,679)	$(48,827)

Net loss per share – basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	40,076,783	40,076,783	40,076,783	34,637,077

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	February 29, 2012	February 28, 2011

Cash flows from operating activities:
Net loss	$(111,679)	$(48,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Increase in accounts receivable	(191,369)	(4,709)
Increase in inventory	(9,172)	(35,662)
Decrease in prepaid expense	—	6,800
Increase in accounts payable and accrued expenses	87,783	26,660
Increase (decrease) in deferred revenue	26,976	(29,059)
Decrease in deferred license fees	(4,500)	(4,500)
Net cash used in operating activities	(201,961)	(89,297)

Cash flows from financing activities:
Increase in shareholder loan	195,000	36,000
Cash provided by financing activities	195,000	36,000

Decrease in cash	(6,961)	(53,297)

Cash - beginning of period	10,780	137,928

Cash – end of period	$3,819	$84,631

Non-cash financing activities
Increase in common stock resulting from loan conversion	—	9,134
Increase in paid-in capital resulting from loan conversion	—	264,866
Decrease in shareholder loan	—	(274,000)

See notes to financial statements

LESCARDEN INC .
(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

February 29, 2012

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the nine months ended February 29, 2012, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan and ability to continue as a going concern is primarily dependent upon successful regulatory certification of its new packager, which will enable the Company to grow revenue through existing and new lines of business. There can be no assurance that the Company will be able to grow revenues or secure sufficient additional financing to meet future obligations.

At February 29, 2012, inventory of $106, 892 consisted of $47,253 of finished goods and $59,639 of raw materials.

The Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 ”Disclosures About Fair Value of Financial Instruments” (ASC 825-10-50) approximate their carrying amounts presented in the balance sheet based upon the short-term nature of the accounts at February 29, 2012.

The Company has evaluated the financial statements for subsequent events through the date of the filing of this quarterly report on Form 10-Q on April 12, 2012.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:

The results of operations for the nine months ended February 29, 2012 reflect decreased sales volume in both Europe and Asian markets despite the completion of regulatory recertification and commencement of product packaging at the Company’s new facility.  Decreased sales of Caty-S to Asian markets offset by regional increases in sales of US skin care also contributed to decreased product sales. The Company has yet to approve in excess of $500,000 of purchase orders for Catrix due to increased lead-time required by a supplier of raw materials.

Nine months ended February 29, 2012 compared to February 28, 2011

The Company’s revenues decreased 26% or $117,761 during the nine months ended February 29, 2012 compared to February 28, 2011 due to a decrease in sales to European and Asian licensees. Total costs and expenses during the nine months ended February 29, 2012 were 11% or $54,909 lower than those of the comparative prior year period due to a decrease in salaries of 35% or $30,426 and a decrease in commission expense of $5,839, offset by an increase in insurance expense of $3,186 and an increase in other administrative expenses of $5,394 resulting from increased state and local taxes, increased printing and reproduction expenses and increased shipping costs.

Three months ended February 29, 2012 compared to February 28, 2011

The Company’s revenues increased in the fiscal quarter ended February 29, 2012 compared to February 28, 2011 by 119% or $156,105 due to the completion of regulatory recertification of the Cmpany's new packager and commencement of production operations.  Total costs and expenses during the three months ended February 29, 2012 were 28% or $43,541 higher than those of the comparative prior year period. The increase was principally due to increases in cost of sales and commission expense of $49,670 and $6,275, offset by a decrease in salaries of $20,128.

Liquidity and Capital Resources

As of February 29, 2012, the Company’s current assets exceeded its accounts payable and accrued expenses e by $42,478. The Company’s cash and cash equivalents balance decreased by $6,961 in the nine months ended February 29, 2012 to $3,819. On November 10, 2010, the Company completed conversion of a $274,000 shareholder loan into common stock.  Pursuant to the Loan Conversion and Stock Purchase agreement dated November 8, 2011, the Company issued 9,133,333 shares of common stock in exchange for the extinguishment of a $274,000 shareholder loan.

The Company has no material commitments for capital expenditures at February 29, 2012.

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

LESCARDEN INC.
(Registrant)

Date: April 12, 2012	By:	/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer