Form 10-K
period 2012-05-31
LESCARDEN INC
filed 2012-08-29
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Large accelerated filer  ☐     Accelerated filer  ☐      Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

Issuer’s revenues for its most recent fiscal year were $ 556,694.

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on August 27, 2012 was approximately $467,998.

The number of shares of registrant’s Common Stock outstanding as of August 20, 2012 was 40,076,783.

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

Korea

In December 2004, Lescarden entered into a 10 year exclusive license agreement with Daewoong Pharmaceuticals, headquartered in Seoul, South Korea. Daewoong is the largest producer and marketer of over-the counter and ethical pharmaceutical products in Korea, with annual sales over $400 million. Already established in the diabetic foot ulcer segment of the market, Daewoong is expanding its product line to cover all aspects of wound treatment.  The Company is working with Daewoong to secure approval from the Korean FDA to distribute Catrix pursuant to the terms of the agreement.  Subject to such approval, designation of Catrix as a class IV medical device from the KFDA yields  higher levels of reimbursement but it is unclear if and when such designation will be achieved.   Korean sales of Caty-S skin care products through BioAlpha Company, Ltd. have remained a significant and consistent source of revenue despite economic conditions.

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

Human Resources

At August 29, 2012, the Company had one full time employee. Outside consultants are hired to coordinate the financial reporting, regulatory, production operations, quality control and customer service functions.

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

The Company owns no real property. Its executive offices in New York City, occupying approximately 2,200 square feet, are currently leased under a seven year lease ending January 31, 2016. Management considers that its leased premises are well maintained and sufficient for its present operations.

ITEM 3.	LEGAL PROCEEDINGS

NONE

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the counter market under the symbol "LCAR". The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock as reported by the National Quotation Bureau.

Fiscal Year Ending May 31, 2012	High	Low
Fourth Quarter	0.05	0.02
Third Quarter	0.05	0.02
Second Quarter	0.02	0.02
First Quarter	0.04	0.02

Fiscal Year Ending May 31, 2011	High	Low
Fourth Quarter	0.05	0.02
Third Quarter	0.03	0.02
Second Quarter	0.03	0.02
First Quarter	0.07	0.01

On August 29, 2012 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $0.02. As of May 31, 2012 there were 416 holders of record of the Company's Common stock.

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

Review

The results of operations for fiscal year ending May 31, 2012 were negatively impacted by the significant increase in raw material order fulfillment lead time associated with the production of Catrix wound care. The need to transition to alternative packaging facilities two times over the past three fiscal years resulted in a surplus of raw material for the production of Catrix from 2006 to 2010 .  The Company has been advised that lead times will improve as volume returns to historic levels  The Company is exploring alternative packaging and raw material sourcing alternatives to reduce dependency on sole suppliers.  Sales of the Company’s skin care products to UK, Korean and US markets all decreased from the previous fiscal year due to difficulties associated with coordinating an effective marketing effort for these divergent markets.  The Company is exploring alternatives in these markets to establish distribution partnerships for its skin care products.

Trends and Opportunities

The Company continues to focus on both Asia and Europe business development opportunities that offer easy access to targeted market segments and reliable distribution partners that are well positioned to strengthen brand awareness and increase demand for the Company’s products in growth markets. Growth prospects for the market for wound and burn treatment remain strong, driven by an aging population, an increase in obesity which is linked to a higher incidence of diabetes, as well as the proven clinical benefits of Catrix to address the challenge of healing wounds that otherwise have proven difficult using standard treatment modalities.

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

Deferred taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations
Fiscal year ended May 31, 2012 compared to May 31, 2011

The decrease of $137,961 or 25% in product sales during the year ended May 31, 2012 was attributable primarily to a decline of 60% or $95,341 in the sales of skin-care to Korean licensees during the year ended May 31, 2012.  Delayed production and delivery of raw materials increased backorders and resulted in decreased sales of Catrix wound dressing which resulted in a $22,000 or 7% decrease in sales of Catrix .  Sales to UK licensees also decreased by $19,346 or 75% due to the need to renegotiate the distribution agreement.

The cost of sales during the year ended May 31, 2012 increased by $41,888 or 23% due to the write-off of expiring product totaling $11,858.  Cost of sales as a percentage of product sales increased from 33% for the year ended May 31, 2011 to 34% during fiscal 2012 due to an increase in raw material cost. The Company expects gross margins to remain at current levels for the foreseeable future.

Total expenses excluding cost of sales decreased by 6% or $27,893 during the year ended May 31, 2012. The decrease was principally due to decreases in salaries and professional fees.

Liquidity and Capital Resources

The Company had a net loss of $185,469 for the year ended May 31, 2012. Net cash increased by $31,837 for the fiscal year ended May 31, 2012 due to an increase in loan from shareholder of $195,000 offset by a loss from operations.  The Company’s liabilities exceeded its assets by $312,363.

The Company has no material commitments for capital expenditures at May 31, 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2012 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2012, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting since the rules of the SEC permit the Company to provide only management’s report on this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended May 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Mr. Luther (age 52) came to Lescarden in 1997, serving as Marketing Director for the CATRIX ® Wound Care and Skin Care lines. He was promoted to Vice President of Marketing in 1998 and then promoted to President and Chief Executive in October 2002. Mr. Luther was elected to the Board in April 2003. Mr. Luther is a graduate of the Boston University School of Management.

Dr. Ehrlich (age 83) is the President of George E. Ehrlich Associates, International Consultant Firm, a position he has held for more than the past five years. He became a Director of the Company on March 2, 1995. Dr. Ehrlich is a graduate of Harvard University and received his medical degree from Chicago Medical School.

Mr. Maxwell (age 80) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice President of the Company in July 1997 and in April 2000 Mr. Maxwell became Senior Energy Analyst with Weeden & Co., Greenwich, Connecticut. Mr. Maxwell is a graduate of Princeton University and Oxford University.

Mr. Wiese (age 46) is the Chief Marketing Officer of Davis Advisors, L.P., an Investment Advisor that manages over $65 billion. He has held this position since 1994. Prior to joining Davis Advisors, L.P., Mr. Wiese worked for Merck & Co., Inc. where he held positions in sales, sales management, and product management. Mr. Wiese is a graduate of the University of California, Berkley and the Stern School of Business, New York University.

Mr. Balaguer (age 59) has for more than the past five years owned a company devoted to giving advice on strategy and project development to pharmaceutical companies. Since 1998 he has been a representative of the Company in Europe. Mr. Balaguer received his license in Medicine from the Autonomous University of Barcelona, Spain and his MD at the School of Medicine from the University of Barcelona.

ITEM 11.	EXECUTIVE COMPENSATION

	Fiscal Year Ended	Annual Compensation	Long-Term Compensation Awards
Name	May 31,	Salary $	Warrants(#)
William E. Luther	2012	$75,000	-
	2011	$100,000	-
	2010	$93,750	-

Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values
	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options/ Warrants at FY End (#)	Value of Unexercised In-the-money Options Warrants at FY End ($)

Name	(#)	($)	Exercisable	Exercisable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2012 the ownership of the Company’s Common Stock by each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company’s Common Stock, as well as each of the Company’s directors and executive officers and all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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
———————
(1)
The percentages are calculated on the basis of 40,076,783 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company’s Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire owned by such a person if exercisable within 60 days of May 31, 2012 are included in the number of shares beneficially owned, but such shares are not included in the calculation of the percent of class. All share ownership is direct unless otherwise indicated.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended May 31, 2012 the major stockholder of the Company provided loans to the Company totaling $195,000 to fund working capital requirements. In November 2010, the Company issued 9,133,333 shares to the majority shareholder in exchange for the cancellation of $274,000 of loans to the Company. The Company recorded an interest accrual equal to the applicable Federal rate of interest throughout the term of the loans and will record a semi annual interest accrual on the aggregate indebtedness in the future.

A company director is paid a sales commission on European sales of Catrix wound dressing.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	2012	2011
Audit fees(1)	$32,500	$32,500
Audit-related fees(2)	—	—
Tax fees(3)	$—	$2,500
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

LESCARDEN INC.

	By:	/s/ William E. Luther
Date: August 29, 2012		William E. Luther Chief Executive and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William E. Luther	President, Principal Executive Officer,
	William E. Luther	Principal Financial Officer,
	August 29, 2012	Principal Accounting Officer and Director

By:	/s/ George E. Ehrlich	Director
George E. Ehrlich
August 29, 2012

By:	/s/ Charles T. Maxwell	Director
Charles T. Maxwell
August 29, 2012

By:	/s/ Russell O. Wiese	Director
Russell O. Wiese
August 29, 2012

By:	/s/ Xavier Gras Balaguer	Director
Xavier Gras Balaguer
August 29, 2012

LESCARDEN INC.

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Lescarden Inc.

We have audited the accompanying balance sheets of Lescarden Inc. as of May 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2012. Lescarden Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Meyler & Company, LLC

Middletown, New Jersey
August 29, 2012

LESCARDEN INC.
BALANCE SHEETS

As of May 31,	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$42,617	$10,780
Accounts receivable, net of allowance for doubtful accounts of $19,396 at May 31, 2012 and 2011	54,707	49,287
Inventory	104,666	97,720
Total current assets	201,990	157,787

Deferred income tax asset, net of valuation allowance of $1,784,000 and $1,721,000 at May 31, 2012 and 2011, respectively	-	-
Total assets	$201,990	157,787

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable and accrued expenses	$256,996	$221,106
Shareholder loan	232,000	37,000
Deferred revenue	8,857	4,075
Deferred license fees	16,500	22,500
Total current liabilities	514,353	284,681

Stockholders' deficit:
Convertible preferred stock - $.02 par value; $1.50 liquidation value; authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value; authorized 200,000,000 issued and outstanding 40,076,783 shares	40,077	40,077
Additional paid-in capital	16,882,481	16,882,481
Accumulated deficit	(17,236,761)	(17,051,292)
Total Stockholders' deficit	(312,363)	(126,894)
Total liabilities and stockholders' deficit	$201,990	$157,787

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF OPERATIONS

Year ended May 31,	2012	2011
Revenues:
Product sales	$412,708	$550,669
License fees	6,000	6,000
Interest income	25	25
Total revenues	418,733	556,694

Costs and expenses:
Cost of product sales	140,106	181,994
Salaries and wages	82,962	106,641
Professional fees and consulting	167,420	173,215
Rent and office expenses	119,574	112,968
Insurance	48,592	44,714
Other administrative expenses	22,011	29,363
Interest expense	4,048	3,852
Commission	19,489	21,236
Total costs and expenses	604,202	673,983
Net loss	$(185,469)	$(117,289)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic	40,076,783	36,011,948
Diluted	40,076,783	36,011,948

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Convertible
	Preferred Stock		Common Stock
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at May 31, 2010	92,000	$1,840	30,943,450	$30,943	$16,617,615	$(16,934,003)	$(283,605)
Loan conversion			9,133,333	9,134	264,866		274,000
Net loss						(117,289)	(117,289)
Balance at May 31, 2011	92,000	$1,840	40,076,783	$40,077	$16,882,481	$(17,051,292)	$(126,894)
Net loss						(185,469)	(185,469)
Balance at May 31, 2012	92,000	$1,840	40,076,783	$40,077	$16,882,481	$(17,236,761)	$(312,363)

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF CASH FLOWS

Year ended May 31,	2012	2011
Cash flows from operating activities:
Net loss	$(185,469)	$(117,289)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,420)	(43,966)
Increase in inventory	(6,946)	(20,896)
Decrease in prepaid expense	-	6,800
Increase in accounts payable and accrued expenses	35,890	46,262
Increase (decrease) in deferred revenue	4,782	(29,059)
Decrease in deferred license fees	(6,000)	(6,000)
Net cash used in operating activities	(163,163)	(164,148)

Cash flow from financing activities:
Increase in shareholder loan	195,000	37,000
Cash provided by financing activities	195,000	37,000

Net increase (decrease) in cash	31,837	(127,148)
Cash and cash equivalents at beginning of year	10,780	137,928
Cash and cash equivalents at end of year	$42,617	$10,780

Non-cash financing activities
Increase in common stock resulting from loan conversion	9,134
Increase in paid-in capital resulting from loan conversion	264,866
Decrease in shareholder loan	(274,000)

See Notes to Financial Statements

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

1.	OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

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

As shown in the financial statements, the Company had net loss of $185,469 from operations for the year ended May 31, 2012, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s major stockholder committed to provide loans to the Company as needed to fund operating expenses until the Company can return to profitability.

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

The deferred license fees of $16,500 stated on the balance sheet relate to license fees received from the Company's licensees in Canada, Europe and Korea which are being amortized straight-line over the term of the license agreements.  The Korean licensee continues to seek regulatory approval for the Company’s product pursuant to the terms of the agreement but it is unclear if this process will be completed prior to the termination of the agreement in 2014.

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

Basic earnings (loss) per share is computed by dividing net income (loss) per common share by the weighted-average number of common shares outstanding during the year. Diluted earnings per share has not been presented in the accompanying statement of operations since warrants to purchase 120,000 shares of the Company’s common stock , were not included in the calculation, due to the fact that these warrants were anti-dilutive for the years ended May 31, 2012 and 2011.

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

2.	INVENTORY:

Inventory at May 31, consists of the following:	2012	2011
Finished goods	$57,602	$49,406
Raw materials	47,064	48,314
	$104,666	$97,720

3.	STOCK OPTIONS AND WARRANTS:

In the year ended May 31, 1993, the Company approved the 1992 Employee Incentive Stock Plan (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 2012, no options were granted under the 1992 Plan.

The following is a summary of transactions relating to warrants which are granted at the discretion of the board of directors:

	Number of Warrants Exercisable	Weighted-average Excise Price per Share
Balance at May 31, 2010	120,000	$.17
Expired	(120,000)	.17
Balance at May 31, 2011	-	$-

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

The Company evaluated assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of May 31, 2012, by the level within the fair value hierarchy:

	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Cash equivalents*	$42,617	$42,617	$-	$
	$42,617	$42,617	$-		$—
———————
*
Cash equivalents consist of money market instruments with original maturity dates of less than three months for which the fair value is based on inputs observable in active markets for identical securities.

4.	MAJOR CUSTOMERS AND SUPPLIER:

During the year ended May 31, 2012, sales to two customers accounted for approximately 48% and 16% of net product sales, respectively. During the year ended May 31, 2011, sales to two customers accounted for approximately 52% and 29% of net product sales, respectively.

Sales were made to customers in the following locations:

	May 31,
	2012	2011
United States	$41,688	$57,022
Europe	294,415	323,350
Asia Pacific	76,605	170,297
	$412,708	$550,669

The Company purchases its primary raw material from one vendor.

5.	COMMITMENTS AND CONTINGENCIES:

The Company has a non-cancelable lease with an unrelated third party to rent office space. The lease, which expires on January 31, 2016, is subject to escalations based on real estate taxes and utilities.  The aggregate minimum rental payments under this lease for the year ended May 31, 2012 is as follows:

May 31, 2013	83,662
May 31, 2014	86,172
May 31, 2015	88,757
May 31, 2016	60,343
$318,934

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

The Company also pays rent to warehouses for storage of its finished goods and raw materials.  Rent expense charged to operations for the years ended May 31, 2012 and 2011 amounted to approximately $110,000 and $105,000, respectively.

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

On September 16, 2004, the Company announced that it had entered into a license agreement with Valeant Pharmaceuticals International (formerly ICN Iberica) granting Valeant a 10-year exclusive license to market Lescarden's proprietary product, Catrix Wound Dressing throughout Europe. This agreement expanded the existing relationship between the two companies. In July 2006, the company approved a sub-license agreement between Valeant and Smith and Nephew for distribution of Catrix wound dressing in Spain through June 15, 2009. The company terminated its agreements with Valeant except for distribution in Spain which expired on June 15, 2009. Due to the termination of the sub-license agreement in June 2009, the remaining deferred license fees of approximately $5,000 associated with this agreement were fully amortized in the fiscal year ended May 31, 2010.

On December 22, 2004, the Company announced that it had entered into a license agreement with Daewoong Pharmaceutical Co. Ltd. of Seoul, Korea granting Daewoong a 10-year exclusive license to market Lescarden's proprietary product Catrix  Wound Dressing in South Korea. Daewoong is the fourth largest pharmaceutical manufacturer and distributor in Korea. In the accompanying balance sheet, $16,500 of license fees received from this agreement is included in deferred license fees at May 31, 2012.

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

The Company has net operating loss carry forwards of approximately $5,246,000 available to reduce future taxable income, which expire in various years through 2037.

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

The deferred income tax asset is comprised of the following at May 31, 2012 and 2011 respectively:

	2012	2011
Gross deferred tax assets	$1,784,000	$1,721,000
Valuation allowance	(1,784,000)	(1,721,000)
Net deferred income tax asset	$-0-	$-0-

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended May 31,	2012	2011
Tax benefit at federal statutory rate	(34)%	(34)%
Increase in valuation allowance	34	34
	-0-%	-0-%

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at May 31, 2012.

The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

8.	RELATED PARTY TRANSACTIONS:

During the year ended May 31, 2012, the major stockholder of the Company provided additional loans to the Company totaling $195,000. The aggregate balance at May 31, 2012 of $37,000 of shareholder loans are interest bearing and due on demand. In November 2010, the Company reached an agreement with the major stockholder to convert the $274,000 shareholder loan during the 2011 fiscal year to common stock.

During the year ended May 31, 2012, a sales commission was paid to a director of the Company for services rendered in connection with the sale of Catrix in Europe.  The Company has an exclusive agreement with such director that provides for a commission equal to 7% of gross sales to European customers in exchange for customer service and sales services rendered on behalf of the Company.  Pursuant to this agreement, the Company incurred sales commission expense of $19,489 and $21,236 during the year ended May 31, 2012 and 2011, respectively.