Form 10-Q
period 2012-08-31
LESCARDEN INC
filed 2012-10-11
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10–Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 31, 2012
or

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company
		(Do not check if a smaller reporting company)		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding October 11, 2012
Common Stock $.001 par value	48,722,316

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

LESCARDEN INC.

CONDENSED BALANCE SHEETS

	August 31, 2012 (UNAUDITED)	May 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$26,062	$42,617
Accounts receivable	28,579	54,707
Inventory	161,718	104,666
Total current assets	216,359	201,990
Deferred income tax asset, net of valuation allowance of $1,819,000 and $1,784,000 at August 31, 2012 and May 31, 2012, respectively	—	—
Total assets	$216,359	$201,990

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$280,283	$256,996
Shareholder loan	332,000	232,000
Deferred revenue	4,782	8,857
Deferred license fees	15,000	16,500
Total liabilities	632,065	514,353

Stockholders' deficit:
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, issued and outstanding 40,076,783 shares	40,077	40,077
Additional paid–in capital	16,882,481	16,882,481
Accumulated deficit	(17,340,104)	(17,236,761)
Stockholders' deficit	(415,706)	(312,363)
Total liabilities and stockholders' deficit	$216,359	$201,990

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the three months ended August 31,
	2012	2011
Revenues:
Product sales	$14,500	$26,214
License fees	1,500	1,500
Total revenues	16,000	27,714

Costs and expenses:
Cost of sales	4,539	8,731
Salaries	20,493	27,350
Professional fees and consulting	46,403	51,721
Rent and office expenses	29,896	29,507
Insurance	14,140	12,657
Other administrative expenses	3,872	3,912
Total costs and expenses	119,343	133,878
Net loss	$(103,343)	$(106,164)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	40,076,783	40,076,783

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the three months ended August 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(103,343)	$(106,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	26,128	37,324
Increase in inventory	(57,052)	(1,937)
Increase (decrease) in accounts payable and accrued expenses	23,287	(35,040)
(Decrease) increase in deferred revenue	(4,075)	30,087
Decrease in deferred license fees	(1,500)	(1,500)
Net cash used in operating activities	(116,555)	(77,230)

Cash flows from financing activities:
Increase in shareholder loan	100,000	95,000
Cash provided by financing activities	100,000	95,000

(Decrease) increase in cash	(16,555)	17,770

Cash – Beginning of Period	42,617	10,780

Cash – End of Period	$26,062	$28,550

See notes to financial statements

LESCARDEN INC.
(UNAUDITED) NOTES TO FINANCIAL STATEMENTS
August 31, 2012

Note 1 - General:

The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The statements have been prepared in accordance with the requirements for Form 10–Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10–K for the year ended May 31, 2012.

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

As shown in the financial statements, the Company incurred a loss from operations for the quarter ended August 31, 2012, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as there can be no assurance that the Company will be able to grow revenues or secure sufficient additional financing to meet future obligations.

The Company’s plan and ability to continue as a going concern is primarily dependent upon timely fulfillment of purchases of raw material and identification of alternative suppliers and packagers.  Raw material production delays and regulatory recertification of packaging facilities have resulted in order fulfillment lead times of greater than six months.   Ongoing supply and production disruptions prevented fulfillment of $100,000 of customer purchase orders for the quarter ended August 31, 2012. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

Pursuant to a stock purchase agreement dated August 10, 2012, the Company agreed to sell and issue 8,645,533 shares of common stock for an aggregate purchase price of $200,000 to its Chairman of the Board.  The sale was completed on September 24, 2012.

At August 31, 2012, inventory of $161,718 consisted of $54,776 of finished goods and $106,942 of raw materials.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations--Three months ended August 31, 2012 compared to August 31, 2011

The Company’s revenues from product sales decreased in the fiscal quarter ended August 31, 2012 compared to August 31, 2011 by 45% or $11,714 due to raw material supply disruptions. Cost of sales decreased by $4,192 or 48% due to decreased production and sales volume and completion of the regulatory recertification of the Company’s packaging facility in 2011.  The cost of sales as a percent of sales for the three months ended August 31, 2012 was 28% compared with 32% during the prior year period, which reflects the reduction of cost associated with the use bulk Catrix for testing and certification of the Company’s packaging facility in 2011.

Non-direct costs and expenses during the three months ended August 31, 2012 were 8% or $10,343 lower than those of the comparative prior-year period due to decreases in salaries and professional fees of $6,857 and $5,318 offset by increased insurance expenses of $1,483.

Liquidity and Capital Resources

The Company had a net loss of $103,343 for the three months ended August 31, 2012.  An increase in inventory of $57,052 offset by a decrease in accounts receivable of $26,128 and an increase in accounts payable of $23,287 contributed to a use of cash for operating activities of $116,555.  The use of cash for operating activities was funded by an increase in shareholder loans and a decrease of $16,555 in cash for the period.

As of August 31, 2012, the Company’s accounts payable and accrued expenses exceeded its current assets by $63,924. The Company’s cash and cash equivalents balance decreased by $16,555 in the quarter ended August 31, 2012 to $26,062.

The Company has no material commitments for capital expenditures at August 31, 2012.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10–Q.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10–Q.

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

LESCARDEN INC.

Date: October 11, 2012	By:	/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer