Form 10-Q
period 2012-11-30
LESCARDEN INC
filed 2013-01-11
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012
or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 11, 2013
Common Stock $.001 par value	48,722,316

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESCARDEN INC.
CONDENSED BALANCE SHEETS

	November 30, 2012	May 31, 2012
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$85,911	$42,617
Accounts receivable	250,291	54,707
Inventory	211,898	104,666
Total current assets	548,100	201,990
Deferred income tax asset, net of valuation allowance of $1,798,000 and $1,784,000 at November 30, 2012 and May 31, 2012 respectively

Total assets	$548,100	$201,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$335,829	$256,996
Shareholder loan	347,000	232,000
Deferred revenue	4,782	8,857
Deferred license fees	13,500	16,500
Total liabilities	701,111	514,353

Stockholders' deficit
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, 48,722,316 and 40,076,783 shares issued and outstanding at November 30, 2012 and May 31, 2012 respectively	48,722	40,077
Additional paid-in capital	17,073,836	16,882,481
Accumulated deficit	(17,277,409)	(17,236,761)
Stockholders' deficit	(153,011)	(312,363)
Total liabilities and stockholders' deficit	$548,100	$201,990

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the three months Ended November 30,		(UNAUDITED) For the six months Ended November 30,
	2012	2011	2012	2011
Revenues:
Product sales	$269,641	$19,264	$284,141	$45,478
License fees	1,500	1,500	3,000	3,000
Total revenues	271,141	20,764	287,141	48,478

Costs and expenses:
Cost of sales	94,237	10,070	98,777	18,801
Salaries	20,519	6,900	41,012	34,250
Professional fees and consulting	31,243	43,806	77,646	95,527
Rent and office expense	25,057	26,064	54,503	55,571
Insurance	13,643	20,618	27,783	33,275
Commission	12,849	—	12,849	—
Other administrative expenses	10,898	6,318	15,219	10,230
Total costs and expenses	208,446	113,776	327,789	247,654

Net income (loss)	$62,695	$(93,012)	$(40,648)	$(199,176)

Net income (loss) per share – basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	46,512,902	40,076,783	43,259,479	40,076,783

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the six months Ended November 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(40,648)	$(199,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
(Decrease) increase in accounts receivable	(195,584)	39,349
Increase in inventory	(107,232)	(25,265)
Increase in accounts payable and accrued expenses	78,833	30,478
(Decrease) increase in deferred revenue	(4,075)	26,976
Decrease in deferred license fees	(3,000)	(3,000)
Net cash used in operating activities	(271,706)	(130,638)

Cash flows from financing activities:
Increase in shareholder loan	115,000	125,000
Issuance of common stock	200,000	-
Cash provided by financing activities	315,000	125,000

Increase (decrease) in cash	43,294	(5,638)

Cash - beginning of period	42,617	10,780

Cash – end of period	$85,911	$5,142

See notes to financial statements

LESCARDEN INC .
(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

November 30, 2012

Note 1 - General:

The accompanying condensed financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2012. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the six months ended November 30, 2012, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan and ability to continue as a going concern is primarily dependent upon its ability to maintain consistent production volumes to fulfill existing sales orders.  Production lead time has increased at the Company’s primary raw material supplier and alternative sources of supply are being evaluated so that manufacturing and production disruptions can be minimized. There can be no assurance that the Company will be able to establish an alternative source of supply and maintain consistent production volumes to meet demand.  The financial statements do not include any potential contingent liabilities associated with the establishment of an alternative source of supply given the uncertainties associated with the regulatory, logistic and financial issues involved but it is likely that mill construction, testing and regulatory certification will necessitate at least six months before production commences.

At November 30, 2012, inventory of $211,898 consisted of $58,570 of finished goods and $153,328 of raw materials.

Pursuant to a stock purchase agreement dated August 10, 2012, the Company agreed to sell and issue 8,645,533 shares of common stock for an aggregate purchase price of $200,000 to its Chairman of the Board. The sale was completed on September 24, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Raw material production delays have resulted in order fulfillment lead times of greater than six-months and increasing backorders in both new and existing markets. The results of operations for the six months ended November 30, 2012 reflect partial fulfillment of purchase orders to European markets but production delays caused backorders equal to 100% of revenues for the three months ended November 30, 2012.  Preliminary estimates from potential alternative suppliers of raw material supply indicate significant increases in the unit cost of raw material and there is ongoing uncertainty as to the fulfillment of outstanding purchase orders for raw materials.

Three months ended November 30, 2012 compared to November 30, 2011

The Company’s revenues increased in the fiscal quarter ended November 30, 2012 compared to November 30, 2011 by 1,300% or $250,377 due to the resumption of production operations at the Company’s sole raw material supplier and the fulfillment of outstanding purchase orders to European distributors. Revenues during the quarter ended November 30, 2011 were limited to sales of skin care products as delays associated with lab testing and regulatory recertification of the Company’s new packager prevented commencement of packaging operations until November 2011.  Cost of sales as a percent of sales was 34.95% for the three months ended November 30, 2012 reflecting higher raw material cost than historical averages.  Cost of sales for the three months ended November 30, 2011 included non-recurring setup and testing costs associated with the transfer of the Company’s packaging operations which departed from historical averages during the transition to the new facility.

Non-direct costs and expenses during the three months ended August 31, 2012 were 10% or $10,505 higher than those of the comparative prior-year period due to increases salaries and commissions of $13,619 and $12,849 offset by decreased professional fees of $12,563 associated with the re-audit of the year ended May 31, 2011 during the previous comparative period.

Six months ended November 30, 2012 compared to November 30, 2011

The Company’s revenues increased in the fiscal quarter ended November 30, 2012 compared to November 30, 2011 by 525% or $238,663 due to the resumption of production operations at the Company’s sole raw material supplier. Revenues during the six months ended November 30, 2011 were limited to sales of skin care products as delays associated with lab testing and regulatory recertification of the Company’s new packager delayed fulfillment of Catrix orders until February 2012.  Cost of sales as a percent of sales was 34.76% for the six months ended November 30, 2012 reflecting higher raw material cost.  Cost of sales for the six months ended November 30, 2011 included non-recurring set-up and testing costs associated with the transfer of the Company’s packaging operations to a new packager, which departed from historical averages during the transition to the new facility.

Non-direct costs and expenses during the three months ended August 31, 2012 were 0.07% or $160 higher than those of the comparative prior-year period due to increases in salaries, shipping and commissions of $6,762, $4,990 and $12,849 respectively.  Professional fees associated with the re-audit of the year ended May 31, 2011 during the previous comparative period caused a decrease of $17,881 for the six months ended November 30, 2012 and the Company relocated warehoused inventory to more cost effective facilities and implemented tax favored high deductible health insurance benefit plan yielding decreases in insurance and rent expenses of $5,492 and $1,068 respectively.

Liquidity and Capital Resources

As of November 30, 2012, the Company’s current assets exceeded its accounts payable and accrued expenses by $212,271. The Company’s cash and cash equivalents balance increased by $43,294 in the six months ended November 30, 2012 to $85,911. On September 24, 2012 the Company sold 8,645,533 shares common stock to its Chairman of the Board for $200,000 pursuant to the Stock Purchase agreement for the unregistered issuance of securities dated August 10, 2012.

The Company has no material commitments for capital expenditures at November 30, 2012.

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

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Stock Purchase Agreement with Charles T. Maxwell (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2012).

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

LESCARDEN INC.
(Registrant)

Date: January 11, 2013	By:	/s/ William E. Luther
Name: William E. Luther
Title; Chief Executive and Chief Financial Officer