Form 10-Q
period 2013-02-28
LESCARDEN INC
filed 2013-04-15
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: February 28, 2013
or
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding April 12, 2013
Common Stock $.001 par value		48,722,316

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESCARDEN INC.
CONDENSED BALANCE SHEETS

	February 28, 2013	May 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$198,759	$42,617
Accounts receivable	65,820	54,707
Inventory	150,870	104,666
Total current assets	415,449	201,990
Deferred income tax asset, net of valuation allowance of $1,809,000 and $1,784,000 at February 28, 2013 and May 31, 2012 respectively	—	—

Total assets	$415,449	$201,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$236,313	$256,996
Shareholder loan	347,000	232,000
Deferred revenue	4,782	8,857
Deferred license fees	12,000	16,500
Total liabilities	600,095	514,353

Stockholders' deficit
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, 48,722,316 and 40,076,783 shares issued and outstanding at February 28, 2013 and May 31, 2012 respectively	48,722	40,077
Additional paid-in capital	17,073,836	16,882,481
Accumulated deficit	(17,309,044)	(17,236,761)
Stockholders' deficit	(184,646)	(312,363)
Total liabilities and stockholders' deficit	$415,449	$201,990

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended			Nine months ended
	February 28, 2013		February 29, 2012	February 28, 2013	February 29, 2012
Revenues:
Product sales		$125,448	$285,356	$409,589	$330,334
License fees		1,500	1,500	4,500	4,500
Total revenues		126,948	286,856	414,089	334,834

Costs and expenses:
Cost of sales		62,654	91,375	161,431	110,177
Salaries		28,267	21,431	69,279	55,681
Professional fees and consulting		62,325	25,323	139,970	120,850
Rent and office expense		29,880	30,378	82,436	85,950
Insurance		4,390	7,348	32,173	40,622
Commission		6,632	14,417	19,481	14,417
Other administrative expenses		9,016	9,087	26,183	18,816
Total costs and expenses		203,164	199,359	530,953	446,513

Operating income (loss)		(76,216)	87,497	(116,864)	(111,679)

Other income		44,581	—	44,581	—

Net (loss) income		$(31,635)	$87,497	$(72,283)	$(111,679)

Net (loss) income per share – basic and diluted	$	(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted		48,722,316	40,076,783	45,067,036	40,076,783

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended
	February 28, 2013	February 29, 2012

Cash flows from operating activities:
Net loss	$(72,283)	$(111,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,113)	(191,369)
Increase in inventory	(46,204)	(9,172)
(Decrease) increase in accounts payable and accrued expenses	(20,683)	87,783
(Decrease) increase in deferred revenue	(4,075)	26,976
Decrease in deferred license fees	(4,500)	(4,500)
Net cash used in operating activities	(158,858)	(201,961)

Cash flows from financing activities:
Increase in shareholder loan	115,000	195,000
Issuance of common stock	200,000	—
Cash provided by financing activities	315,000	195,000

Increase (decrease) in cash	156,142	(6,961)

Cash - beginning of period	42,617	10,780

Cash – end of period	$198,759	$3,819

See notes to financial statements

LESCARDEN INC .
(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

February 28, 2013

Note 1 - General

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the nine months ended February 28, 2013, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan and ability to continue as a going concern is primarily dependent upon its ability to maintain consistent production volumes to fulfill existing sales orders.  Production lead time has increased at the Company’s primary raw material supplier and alternative sources of supply are being evaluated so that manufacturing and production disruptions can be minimized. There can be no assurance that the Company will be able to establish an alternative source of supply and maintain consistent production volumes to meet demand.  The financial statements do not include any potential contingent liabilities associated with the establishment of an alternative source of supply due to the uncertainties associated with the regulatory, logistic and financial issues, but it is likely that mill construction, testing and regulatory certification will necessitate at least six months before production commences.

At February 28, 2013, inventory of $150,870 consisted of $42,745 of finished goods and $108,125 of raw materials.

During the nine months ended February 28, 2013, the Chairman of the Board and a major shareholder advanced the Company $115,000. The loan accrues interest at the applicable federal rates published by the IRS, is unsecured and has no specific repayment date.

Pursuant to a stock purchase agreement dated August 10, 2012, the Company agreed to sell and issue 8,645,533 shares of common stock for an aggregate purchase price of $200,000 to its Chairman of the Board. The sale was completed on September 24, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Raw material production delays have resulted in order fulfillment lead times of greater than six months and increasing backorders in both new and existing markets. The results of operations for the nine months ended February 28, 2013 reflect partial fulfillment of  customer purchase orders and continuing uncertainty regarding production lead times and purchase order fulfillment.  The Company has been unable to reach an agreement with its existing supplier to continue production until an alternative means of supply is established and prospective suppliers have provided estimates of a year or more before an alternative means of production is operational and significant increases in the unit cost of raw material.

Three months ended February 28, 2013 compared to February 29, 2012

The Company’s revenues decreased in the fiscal quarter ended February 28, 2013 compared to February 29, 2012 by 56% or $159,908 due to the inability of the Company’s sole raw material supplier to fulfill outstanding purchase orders.  Sales to European and Korean distributors decreased by $99,000 and $64,000 respectively during the quarter ended February 28, 2013 offset by other income of $44,581 associated with the demutualization of the Company’s liability insurance carrier.  Cost of sales as a percent of sales was 49.9% for the three months ended February 28, 2013 reflecting almost $25,000 of raw material and packaging costs associated with the replacement of expired product for the Company’s European distributor.

Non-direct costs and expenses during the three months ended August 31, 2012 were 30% or $32,526 higher than those of the comparative prior-year period due to a $42,500 increase in quality control expenses associated with a viral clearance study offset by decreases in commissions and insurance expenses of $7,785 and $2,958 respectively.

Nine months ended February 28, 2013 compared to February 29, 2012

The Company’s revenues increased by $79,255 or 24% for the nine months ended February 28, 2013 due to the partial fulfillment of a purchase order submitted by the Company’s European distributor in March 2012.  Cost of sales as a percent of sales was 39.41% for the nine months ended February 28, 2013 reflecting the cost of replacement product shipped to the Company’s European distributor in December 2012. The Company also had Other income of $44,581 related to the demutualization of the company’s liability insurance carrier.

Non-direct costs and expenses during the nine months ended February 28, 2013 were 9.87% or $33,186 higher than those of the comparative prior-year period due to increases in professional fees, salaries and commissions of $19,120, $13,598 and $5,064 respectively and increased other administrative expenses of $5,064 associated with graphic design and product development costs.  Company relocated warehoused inventory to more cost effective facilities and implemented a tax favored high deductible health insurance benefit plan, yielding decreases in insurance and rent expenses of $8,449 and $3,514 respectively.

Liquidity and Capital Resources:

As of February 28, 2013, the Company’s current assets exceeded its accounts payable and accrued expenses by $179,136. The Company’s cash and cash equivalents balance increased by $156,142 in the nine months ended February 28, 2013 to $198,759. On September 24, 2012 the Company sold 8,645,533 shares common stock to its Chairman of the Board for $200,000 pursuant to the Stock Purchase agreement for the unregistered issuance of securities dated August 10, 2012, and received an additional $115,000 advance.

The Company has no material commitments for capital expenditures at February 28, 2013 and outstanding but unconfirmed purchase orders for raw material totaling $228,000.

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

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Stock Purchase Agreement with Charles T. Maxwell (incorporated by reference from our Current Report on Form 8-K filed on September 24, 2012)

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

Date: April 12, 2013
/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer