Form 10-K
period 2013-05-31
LESCARDEN INC
filed 2013-08-29
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K
(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Large accelerated filer   ☐  Accelerated filer   ☐  Non-accelerated filer   ☐  Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

Issuer’s revenues for its most recent fiscal year were $ 447,825.

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on August 22, 2013 was approximately $430,918.

The number of shares of registrant’s Common Stock outstanding as of August 22, 2013 was 48,722,316

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

Distribution

Europe

The Company is continuing its presence in the European market and promoting the value of the Wound Dressing as a valuable healing asset in the treatment of burns and chronic wounds through a licensing agreement with Smith & Nephew signed in June 2009. The arrangement with Smith & Nephew has increased sales of Catrix wound dressing in Spain.  The Company is pursuing several other distribution partnerships with established companies in Europe that, if finalized, will broaden the market size and sales growth potential for the Company’s products in this region.

Korea

In December 2004, Lescarden entered into a 10 year exclusive license agreement with Daewoong Pharmaceuticals, headquartered in Seoul, South Korea. Daewoong is the largest producer and marketer of over-the counter and ethical pharmaceutical products in Korea, with annual sales over $400 million. Already established in the diabetic foot ulcer segment of the market, Daewoong is expanding its product line to cover all aspects of wound treatment.  The Company is working with Daewoong to secure approval from the Korean FDA to distribute Catrix pursuant to the terms of the agreement.  Subject to such approval, designation of Catrix as a class IV medical device from the KFDA would yield higher levels of reimbursement but it is unclear if and when such designation will be achieved.

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

A key factor to our success will be our ability to expand our distribution network and production capabilities while we continue to enhance our existing products and technologies. Where possible, we intend to pursue patent and trademark protection for our products and processes we design and develop.

Human Resources

At August 29, 2013, the Company had one full time employee. Outside consultants are hired to coordinate the financial reporting, regulatory, production operations, quality control and customer service functions.

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

ITEM 3.	LEGAL PROCEEDINGS

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the counter market under the symbol "LCAR". The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock as reported by the National Quotation Bureau.

Fiscal Year Ending May 31, 2013	High	Low
Fourth Quarter	0.08	0.03
Third Quarter	0.10	0.02
Second Quarter	0.07	0.02
First Quarter	0.05	0.01

Fiscal Year Ending May 31, 2012	High	Low
Fourth Quarter	0.05	0.02
Third Quarter	0.05	0.02
Second Quarter	0.02	0.02
First Quarter	0.04	0.02

On August 22, 2013 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $0.027. As of May 31, 2013 there were 332 holders of record of the Company's Common stock.

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

Review

The results of operations for fiscal year ending May 31, 2013 were negatively impacted by the significant increase in raw material order fulfillment lead-time associated with the production of Catrix wound care. The need to transition to alternative packaging facilities two times over the past three fiscal years resulted in a surplus of raw material for the production of Catrix from 2006 to 2010.  The Company has been advised that lead times will improve as volume returns to historic levels The Company is exploring alternative packaging and raw material sourcing alternatives to reduce dependency on sole suppliers.  Sales of the Company’s skin care products to UK, Korean and US markets all decreased from the previous fiscal year due to difficulties associated with coordinating an effective marketing effort for these divergent markets.  The Company is exploring alternatives in these markets to establish distribution partnerships for its skin care products.

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

Results of Operations
Fiscal year ended May 31, 2013 compared to May 31, 2012

The decrease of $15,588 or 3.78% in product sales during the year ended May 31, 2013 was attributable to raw material production delays and a decline of 38% or $24,927 in the sales of skin-care to Korean licensees during the year ended May 31, 2013.  Delayed production and delivery of raw materials increased backorders and resulted in decreased sales of Catrix wound dressing which resulted in a $3,049 or 1% decrease in sales of Catrix.  Sales of Catrix to Eurasian licensees also decreased by $5,894 or 2% due to raw material production delays.

The cost of sales increased by 23.31% or $32,659 during the year ended May 31, 2013 due to significant increases in the cost of raw materials.  Cost of sales as a percentage of product sales increased from 34.25% for the year ended May 31, 2012 to 44.1% during fiscal 2013 and the Company expects gross margins to remain lower than historical levels until more cost effective production alternatives are identified.

Total expenses excluding cost of sales increased 14.74% or $68,391. The increase was principally due to increases in salaries and professional fees, mainly quality control.

Liquidity and Capital Resources

Cash flow from financing operations aggregated $510,000 for the two-year period ended May 31, 2013. Net cash increased by $41,945 for the fiscal year ended May 31, 2013 due to an increase in loan from shareholder of $115,000 during the year ended May 31, 2013 and the proceeds from the issuance of 8,645,533 shares common stock for $200,000 in September 2012, offset by a loss from operations of $257,427.  The Company’s liabilities exceeded its assets by $312,363.

The Company has no material commitments for capital expenditures at May 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2013, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting since the rules of the SEC permit the Company to provide only management’s report on this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended May 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Position
William E. Luther	President, Chief Executive and Chief Financial Officer, Director.
Charles T. Maxwell	Director.
Russell O. Wiese	Director.
Xavier Gras Balaguer	Director.

Mr. Luther (age 53) came to Lescarden in 1997, serving as Marketing Director for the CATRIX Wound Care and Skin Care lines. He was promoted to Vice President of Marketing in 1998 and then promoted to President and Chief Executive in October 2002. Mr. Luther was elected to the Board in April 2003. Mr. Luther is a graduate of the Boston University School of Management.

Mr. Maxwell (age 81) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice President of the Company in July 1997. Mr. Maxwell is a graduate of Princeton University and Oxford University.

Mr. Wiese (age 47) is the Chief Marketing Officer of Davis Advisors, L.P., an Investment Advisor that manages over $65 billion. He has held this position since 1994. Prior to joining Davis Advisors, L.P., Mr. Wiese worked for Merck & Co., Inc. where he held positions in sales, sales management, and product management. Mr. Wiese is a graduate of the University of California, Berkley and the Stern School of Business, New York University.

Mr. Balaguer (age 60) has for more than the past five years owned a company devoted to giving advice on strategy and project development to pharmaceutical companies. Since 1998 he has been a representative of the Company in Europe. Mr. Balaguer received his license in Medicine from the Autonomous University of Barcelona, Spain and his MD at the School of Medicine from the University of Barcelona.

ITEM 11.	EXECUTIVE COMPENSATION

Name	Fiscal Year Ended May 31,	Annual Compensation Salary $	Long-Term Compensation Awards Warrants(#)
William E. Luther	2013	$87,500	––
	2012	$75,000	––
	2011	$100,000	––

Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options/ Warrants at FY End (#)	Value of Unexercised In-the-money Options Warrants at FY End ($)

Name	(#)	($)	Exercisable	Exercisable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2013 the ownership of the Company’s Common Stock by each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company’s Common Stock, as well as each of the Company’s directors and executive officers and all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Title of Class (1)	Name and Address of Beneficial Owner	Number of Shares beneficially Owned	Percent of Class

Common Stock	Charles T. Maxwell 420 Lexington Ave. Suite 212 New York, NY 10170	30,512,378	62.63%

	William Luther 420 Lexington Ave. Suite 212 New York, NY 10170	100,000	0.21%

	Russell O. Wiese 420 Lexington Ave. Suite 212 New York, NY 10170	2,000,000	4.10%

	Xavier Gras Balaguer 420 Lexington Ave. Suite 212 New York, NY 10170	150,000	0.31%

	Directors and Officers as a Group 5 persons	32,762,378	67.24%

———————
(1)
The percentages are calculated on the basis of 48,722,316 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company’s Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire owned by such a person if exercisable within 60 days of May 31, 2013 are included in the number of shares beneficially owned, but such shares are not included in the calculation of the percent of class. All share ownership is direct unless otherwise indicated.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended May 31, 2013 the major stockholder of the Company provided loans to the Company totaling $115,000 to fund working capital requirements. In September 2012, the Company’s majority shareholder purchased 8,645,733 shares of stock for and aggregate purchase price of $200,000 pursuant to a stock purchase agreement dated August 10, 2012. The Company records an interest accrual equal to the applicable Federal rate of interest on shareholder loans throughout the term of the indebtedness.

A company director is paid a sales commission on European sales of Catrix wound dressing.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	2013	2012
Audit fees(1)	$32,500	$32,500
Audit-related fees(2)	—	—
Tax fees(3)	$—	$—

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

LESCARDEN INC.

Date: August 29, 2013	By:	/s/ William E. Luther
William E. Luther Chief Executive and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William E. Luther	President, Principal Executive Officer,
	William E. Luther	Principal Financial Officer,
	August 29, 2013	Principal Accounting Officer and Director

By:	/s/ Charles T. Maxwell	Director
Charles T. Maxwell
August 29, 2013

By:	/s/ Russell O. Wiese	Director
Russell O. Wiese
August 29, 2013

By:	/s/ Xavier Gras Balaguer	Director
Xavier Gras Balaguer
August 29, 2013

LESCARDEN INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Lescarden Inc.

We have audited the accompanying balance sheet of Lescarden Inc. as of May 31, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended May 31, 2013. Lescarden Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2013, and the results of its operations and its cash flows for the year ended May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cowan, Gunteski & Co., P.A.

August 29, 2013
Tinton Falls, NJ

Meyler&Company LLC Certified Public Accountants & Management Consultants	One Arin Park 1715 Highway 35 Middletown, NJ 07748	Phone: 732-671-2244

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Lescarden Inc.

We have audited the accompanying balance sheet of Lescarden Inc. as of May 31, 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended May 31, 2012. Lescarden Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2012, and the results of its operations and its cash flows for the year ended May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Meyler & Company, LLC

Middletown, New Jersey
August 29, 2012

LESCARDEN INC.
BALANCE SHEETS

As of May 31,	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$84,562	$42,617
Accounts receivable, net of allowance for doubtful accounts of $19,396 at May 31, 2013 and 2012	26,801	54,707
Inventory	148,432	104,666
Total current assets	259,795	201,990

Deferred income tax asset, net of valuation allowance of $1,504,000 and $1,784,000 at May 31, 2013 and 2012, respectively	––	––
Total assets	$259,795	201,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable and accrued expenses	$267,303	$256,996
Shareholder loan	347,000	232,000
Deferred revenue	4,782	8,857
Deferred license fees	10,500	16,500
Total current liabilities	629,585	514,353

Stockholders' deficit:
Convertible preferred stock - $.02 par value; $1.50 liquidation value; authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value; authorized 200,000,000 shares, issued and outstanding 48,722,316 and 40,076,783 shares at May 31, 2013 and 2012, respectively	48,722	40,077
Additional paid-in capital	17,073,836	16,882,481
Accumulated deficit	(17,494,188)	(17,236,761)
Total Stockholders' deficit	(369,790)	(312,363)
Total liabilities and stockholders' deficit	$259,795	$201,990

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF OPERATIONS

Year ended May 31,	2013	2012
Revenues:
Product sales	$397,120	$412,708
License fees	6,000	6,000
Total revenues	403,120	418,708

Costs and expenses:
Cost of product sales	172,765	140,106
Salaries and wages	96,725	82,962
Professional fees and consulting	226,192	167,420
Rent and office expenses	116,165	119,574
Insurance	38,161	48,592
Other administrative expenses	31,010	22,011
Interest expense	4,753	4,048
Commission	19,481	19,489
Total costs and expenses	705,252	604,202

Operating loss	(302,132)	(185,494)

Other income	44,705	25

Net loss	$(257,427)	$(185,469)
Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted-average number of common shares outstanding:
Basic	45,990,898	40,076,783

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Convertible
	Preferred Stock		Common Stock
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at May 31, 2011	92,000	$1,840	40,076,783	$40,077	$16,882,481	$(17,051,292)	$(126,894)
Net loss						(185,469)	(185,469)
Balance at May 31, 2012	92,000	$1,840	40,076,783	$40,077	$16,882,481	$(17,236,761)	$(312,363)
Sale of common stock at $0.231 to principal shareholder			8,645,533	8,645	191,355		200,000
Net loss						(257,427)	(257,427)
Balance at May 31, 2013	92,000	$1,840	48,722,316	$48,722	$17,073,836	$(17,494,188)	$(369,790)

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF CASH FLOWS

Year ended May 31,	2013	2012
Cash flows from operating activities:
Net loss	$(257,427)	$(185,469)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	27,906)	(5,420))
Increase in inventory	(43,766))	(6,946))
Increase in accounts payable and accrued expenses	10,307)	35,890)
(Decrease) increase in deferred revenue	(4,075))	4,782)
Decrease in deferred license fees	(6,000)	(6,000)
Net cash used in operating activities	(273,055)	(163,163)

Cash flow from investing activities:	––	––

Cash flow from financing activities:
Proceeds from the sale of common stock	200,000	––
Proceeds from shareholder loan	115,000	195,000
Cash provided by financing activities	315,000	195,000

Net increase in cash	41,945	31,837
Cash and cash equivalents at beginning of year	42,617	10,780
Cash and cash equivalents at end of year	$84,562	$42,617

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$500	$500

See Notes to Financial Statements

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2013 and 2012

1.	NATURE OF BUSINESS AND GOING CONCERN:

Nature of Business:

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

Going Concern:

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

As shown in the financial statements, the Company had net loss of $257,427 from operations for the year ended May 31, 2013, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s major stockholder committed to provide loans to the Company as needed to fund operating expenses until the Company can return to profitability.

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

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:

Revenue from product sales is recognized upon shipment of the product when title to the property and risk of loss transfers to the buyer, and collectibility of the sales price is reasonably assured.  Other income for the year ended May 31, 2013 includes interest income and vendor refund of $44,582.

Segment Reporting:

The Company believes it has one business segment for financial reporting purposes since it operates in the medical products industry.

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2013 and 2012

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

Accounts Receivable:

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debt, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. At May 31, 2013, two customers accounted for 67% and 15% of the accounts receivable.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Loss Per Share:

Basic loss per share is computed by dividing net loss per common share by the weighted-average number of common shares outstanding during the year. Diluted earnings per share has not been presented in the accompanying statement of operations since there were no warrants to purchase shares of the Company’s common stock for the years ended May 31, 2013 and 2012.

Inventory:

Inventory, consisting principally of Catrix and BIO-CARTILAGE supplies and Catrix topical wound treatment creams and solutions, is stated at the lower of cost, determined by the first-in, first-out method, or market.

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2013 and 2012

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from those estimates

Recent accounting pronouncements:

The Company does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the Company’s financial position, results of operations or cash flows.

3.	INVENTORY:

Inventory at May 31, consists of the following:	2013	2012
Finished goods	$108,125	$57,602
Raw materials	40,307	47,064
	$148,432	$104,666

4.	STOCK OPTIONS AND WARRANTS:

In the year ended May 31, 1993, the Company approved the 1992 Employee Incentive Stock Plan (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 2013, no options were granted under the 1992 Plan.

5.	DEFERRED LICENSE FEES:

The deferred license fees of $10,500 stated on the balance sheet relate to license fees received from the Company's licensee in Korea, which are being amortized straight-line over the term of the license agreements.  The Korean licensee continues to seek regulatory approval for the Company’s product pursuant to the terms of the agreement but it is unclear if this process will be completed prior to the termination of the agreement in 2014.

6.	MAJOR CUSTOMERS AND SUPPLIER:

During the year ended May 31, 2013, sales to two customers accounted for approximately 63% and 10% of net product sales, respectively. During the year ended May 31, 2012, sales to two customers accounted for approximately 48% and 16% of net product sales, respectively.

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2013 and 2012

Sales were made to customers in the following locations:

	May 31,
	2013	2012
United States	$57,812	$41,688
Europe	293,283	294,415
Asia Pacific	46,025	76,605
	$397,120	$412,708

The Company purchases its primary raw material from one vendor.

7.	COMMITMENTS AND CONTINGENCIES:

The Company has a non-cancelable lease with an unrelated third party to rent office space. The lease, which expires on January 31, 2016, is subject to escalations based on real estate taxes and utilities. The aggregate minimum rental payments under this lease for the year ended May 31, 2013 is as follows:

May 31, 2014	86,172
May 31, 2015	88,757
May 31, 2016	60,343
$235,272

The Company also pays rent to warehouses for storage of its finished goods and raw materials.  Rent expense charged to operations for the years ended May 31, 2013 and 2012 amounted to approximately $106,000 and $110,000, respectively.

On December 22, 2004, the Company announced that it had entered into a license agreement with Daewoong Pharmaceutical Co. Ltd. of Seoul, Korea granting Daewoong a 10-year exclusive license to market Lescarden's proprietary product Catrix Wound Dressing in South Korea. Daewoong is the fourth largest pharmaceutical manufacturer and distributor in Korea. In the accompanying balance sheet, $10,500 of license fees received from this agreement is included in deferred license fees at May 31, 2013.

8.	STOCKHOLDERS' DEFICIT:

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

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2013 and 2012

9.	INCOME TAXES:

The Company has net operating loss carry forwards of approximately $4,424,000 available to reduce future taxable income, which expire in various years through 2038.

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

The deferred income tax asset is comprised of the following at May 31, 2013 and 2012 respectively:

	2013	2012
Gross deferred tax assets	$1,504,000	$1,784,000
Valuation allowance	(1,504,000)	(1,784,000)
Net deferred income tax asset	$-0-	$-0-

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended May 31,	2013	2012
Tax benefit at federal statutory rate	(34)%	(34)%
Increase in valuation allowance	34	34
	-0-%	-0-%

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at May 31, 2013.

The tax years 2009 through 2012 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2013 and 2012

10.	RELATED PARTY TRANSACTIONS:

During the year ended May 31, 2013, the major stockholder of the Company provided additional loans to the Company totaling $115,000. The aggregate balance at May 31, 2013 of $347,000 of shareholder loans are interest bearing and due on demand. In August 2012, the Company reached an agreement with the major stockholder to purchase 8,645,533 shares of common stock for $200,000. In August 2013, the Company received an additional loan of $100,000.

During the year ended May 31, 2013, a sales commission was paid to a director of the Company for services rendered in connection with the sale of Catrix in Europe.  The Company has an exclusive agreement with such director that provides for a commission equal to 7% of gross sales to European customers in exchange for customer service and sales services rendered on behalf of the Company.  Pursuant to this agreement, the Company incurred sales commission expense of $19,481 and $19,489 during the year ended May 31, 2013 and 2012, respectively.