Form 10-Q
period 2013-08-31
LESCARDEN INC
filed 2013-10-10
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10–Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 31, 2013
or

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

Large accelerated filer	☐	(Do not check if a smaller	Accelerated filer		☐
Non-accelerated filer	☐	reporting company)	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding October 9, 2013
Common Stock $.001 par value	48,722,316

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

LESCARDEN INC.

CONDENSED BALANCE SHEETS

	August 31, 2013 (UNAUDITED)	May 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$74,358	$84,562
Accounts receivable	305,764	26,801
Inventory	85,710	148,432
Total current assets	465,832	259,795
Deferred income tax asset, net of valuation allowance of $1,488,000 and $1,504,000 at August 31, 2013 and May 31, 2013, respectively	—	––
Total assets	$465,832	$259,795

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$327,475	$267,303
Shareholder loan	447,000	347,000
Deferred revenue	4,782	4,782
Deferred license fees	9,000	10,500
Total liabilities	788,257	629,585

Stockholders' deficit:
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, issued and outstanding 48,722,316 shares	48,722	48,722
Additional paid–in capital	17,073,836	17,073,836
Accumulated deficit	(17,446,823)	(17,494,188)
Stockholders' deficit	(322,425)	(369,790)
Total liabilities and stockholders' deficit	$465,832	$259,795

LESCARDEN INC.

CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the three months ended August 31,
	2013	2012
Revenues:
Product sales	$308,091	$14,500
License fees	1,500	1,500
Total revenues	309,591	16,000

Costs and expenses:
Cost of sales	134,300	4,539
Salaries	29,170	20,493
Professional fees and consulting	29,644	46,403
Rent and office expenses	30,149	29,896
Commission	20,689	––
Insurance	12,858	14,140
Other administrative expenses	5,416	3,872
Total costs and expenses	262,226	119,343
Net income (loss)	$47,365	$(103,343)

Net income (loss) per share – basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	48,722,316	40,076,783

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the three months ended August 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$47,365	$(103,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(278,963)	26,128
Decrease (increase) in inventory	62,722	(57,052)
Increase in accounts payable and accrued expenses	60,172	23,287
Decrease in deferred revenue	––	(4,075)
Decrease in deferred license fees	(1,500)	(1,500)
Net cash used in operating activities	(110,204)	(116,555)

Cash flows from financing activities:
Proceeds from shareholder loan	100,000	100,000
Cash provided by financing activities	100,000	100,000

Decrease in cash	(10,204)	(16,555)

Cash – Beginning of Period	84,562	42,617

Cash – End of Period	$74,358	$26,062
Supplemental disclosures of cash flow information
Cash paid for interest	$––	$––
Cash paid for taxes	$––	$––

LESCARDEN INC.
(UNAUDITED) NOTES TO FINANCIAL STATEMENTS
August 31, 2013

Note 1 - General:

The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The statements have been prepared in accordance with the requirements for Form 10–Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10–K for the year ended May 31, 2013.

Note 2 - Going Concern:

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

Note 3 - Inventory:

At August 31, 2013, inventory of $85,710 consisted of $38,966 of finished goods and $46,744 of raw materials.

Note 4 - Related Party Transactions:

In August 2013, the Company received an additional loan of $100,000 from its’ Chairman.  Pursuant to an agreement with a director of the Company, sales commission expense of $20,689 for services rendered in connection with the sale of Catrix in Europe was included in accounts payable at August 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations--Three months ended August 31, 2013 compared to August 31, 2012

The Company’s revenues from product sales increased in the fiscal quarter ended August 31, 2013 compared to August 31, 2012 by $293,591 due to fulfillment of customer backorders. The gross margin percentage on product sales decreased to 56% of product sales from 69% during the prior year period due to increased raw materials costs.  The cost of sales as a percent of product sales for the three months ended August 31, 2013 was 44% compared with 31% during the prior year period, which reflects the significant increase in the cost of raw materials.

Non-direct costs and expenses during the three months ended August 31, 2013 were 7% or $7,567 lower than those of the comparative prior-year period due to decreases in professional fees and insurance expenses of $16,759 and $1,282 offset by increases in salaries and other administrative expenses of $8,677 and $1,544 respectively.

Liquidity and Capital Resources

The use of cash for operating activities was funded by an increase in shareholder loans of $100,000 and a decrease of $10,204 in cash for the period to $74,358.

As of August 31, 2013, the Company’s current assets exceeded its accounts payable and accrued expenses by $159,046.

The Company has no material commitments for capital expenditures at August 31, 2013.

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

LESCARDEN INC.

Date: October 10, 2013	By:	/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer