Form 10-Q
period 2013-11-30
LESCARDEN INC
filed 2014-01-10
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013
or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☑ No

Class	Outstanding January 10, 2014
Common Stock $.001 par value	48,722,316

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

LESCARDEN INC.
CONDENSED BALANCE SHEETS

	November 30, 2013	May 31, 2013
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$118,951	$84,562
Accounts receivable	1,535	26,801
Inventory	136,160	148,432
Total current assets	256,646	259,795
Deferred income tax asset, net of valuation allowance of $1,518,000 and $1,504,000 at November 30, 2013 and May 31, 2013 respectively

Total assets	$256,646	$259,795

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$214,006	$267,303
Shareholder loan	447,000	347,000
Deferred revenue	—	4,782
Deferred license fees	7,500	10,500
Total liabilities	668,506	629,585

Stockholders' deficit
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, 48,722,316 shares issued and outstanding at November 30, 2013 and May 31, 2013 respectively	48,722	48,722
Additional paid-in capital	17,073,836	17,073,836
Accumulated deficit	(17,536,258)	(17,494,188)
Stockholders' deficit	(411,860)	(369,790)
Total liabilities and stockholders' deficit	$256,646	$259,795

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the three months Ended November 30,		(UNAUDITED) For the six months Ended November 30,
	2013	2012	2013	2012
Revenues:
Product sales	$9,836	$269,641	$317,927	$284,141
License fees	1,500	1,500	3,000	3,000
Total revenues	11,336	271,141	320,927	287,141

Costs and expenses:
Cost of sales	2,296	94,237	136,597	98,777
Salaries	27,916	20,519	57,086	41,012
Professional fees and consulting	19,597	31,243	49,241	77,646
Rent and office expense	28,502	25,057	58,650	54,503
Insurance	17,767	13,643	30,626	27,783
Commission	—	12,849	20,689	12,849
Other administrative expenses	4,693	10,898	10,108	15,219
Total costs and expenses	100,771	208,446	362,997	327,789

Net (loss) income	$(89,435)	$62,695	$(42,070)	$(40,648)

Net (loss) income per share – basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	48,722,316	46,512,902	48,722,316	43,259,479

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the six months Ended November 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(42,070)	$(40,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	25,266	(195,584)
Decrease (increase) in inventory	12,272	(107,232)
(Decrease) increase in accounts payable and accrued expenses	(53,297)	78,833
Decrease in deferred revenue	(4,782)	(4,075)
Decrease in deferred license fees	(3,000)	(3,000)
Net cash used in operating activities	(65,611)	(271,706)

Cash flows from financing activities:
Proceeds from shareholder loan	100,000	115,000
Proceeds from the sale of common stock	—	200,000
Cash provided by financing activities	100,000	315,000

Increase (decrease) in cash	34,389	43,294

Cash - beginning of period	84,562	42,617

Cash – end of period	$118,951	$85,911

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to financial statements

LESCARDEN INC .
(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

November 30, 2013

Note 1 - General:

The accompanying condensed financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2013. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

Note 2 – Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the six months ended November 30, 2013, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Inventory:

At November 30, 2013, inventory of $136,160 consisted of $37,937 of finished goods and $98,223 of raw materials.

Note 4 – Related Party Transactions:

In August 2013, the Company received an additional loan of $100,000 from its’ Chairman.  Pursuant to an agreement with a director of the Company, sales commission expense of $20,689 for services rendered in connection with the sale of Citrix in Europe was paid during the six months ended November 30, 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results of operations for the six months ended November 30, 2012 reflect ongoing production disruptions which has delayed fulfillment of purchase orders to European markets.  Preliminary estimates from potential alternative suppliers of raw material supply indicate significant increases in the unit cost of raw material and there is ongoing uncertainty as to the fulfillment of outstanding purchase orders for raw materials.

Three months ended November 30, 2013 compared to November 30, 2012

The Company’s revenues decreased in the fiscal quarter ended November 30, 2013 compared to November 30, 2012 by 96% or $259,805 due to production delays at the Company’s sole raw material supplier. Revenues during the quarter ended November 30, 2013 were limited to sales of skin care products.  Cost of sales as a percent of sales was 23% for the three months ended November 30, 2013 reflecting lower raw material costs of skin care inventory.  Cost of sales for the three months ended November 30, 2012 included non-recurring setup and testing costs associated with the transfer of the Company’s packaging operations which departed from historical averages during the transition to the new facility.

Non-direct costs and expenses during the three months ended November 30, 2013 were 14% or $15,734 lower than those of the comparative prior-year period due to decreases professional fees and other administrative expenses of $11,646 and $6,205 offset by increased salaries and insurance of $7,397 and 4,124 respectively.

Six months ended November 30, 2013 compared to November 30, 2012

The Company’s revenues increased in the six months ended November 30, 2013 compared to November 30, 2012 by 12% or $33,786 due to fulfillment of backorders. Cost of sales as a percent of sales increased from 34.76% for the six months ended November 30, 2012 to 43% reflecting increased raw material cost.

Non-direct costs and expenses during the six months ended August 31, 2013 were 1% or $2,612 lower than those of the comparative prior-year period.

Liquidity and Capital Resources

As of November 30, 2013, the Company’s liabilities exceeded its assets by $411,860. The Company’s cash and cash equivalents balance increased by $34,389 in the six months ended November 30, 2013 to $118,951. On September 24, 2012 the Company sold 8,645,533 shares common stock to its Chairman of the Board for $200,000 pursuant to the Stock Purchase agreement for the unregistered issuance of securities dated August 10, 2012.

The Company has no material commitments for capital expenditures at November 30, 2013.

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

Date: January 10, 2014

/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer