Form 10-Q
period 2014-02-28
LESCARDEN INC
filed 2014-04-04
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014
or

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 1, 2014
Common Stock $.001 par value	48,722,316

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

LESCARDEN INC.
CONDENSED BALANCE SHEETS

	February 28, 2014	May 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,566	$84,562
Accounts receivable	42,570	26,801
Inventory	117,113	148,432
Total current assets	173,249	259,795
Deferred income tax asset, net of valuation allowance of $1,538,000 and $1,504,000 at February 28, 2014 and May 31, 2013 respectively	—	—

Total assets	$173,249	$259,795

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$191,440	$267,303
Shareholder loan	447,000	347,000
Deferred revenue	—	4,782
Deferred license fees	6,000	10,500
Total liabilities	644,440	629,585

Stockholders' deficit
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, 48,722,316 issued and outstanding at February 28, 2014 and May 31, 2013	48,722	48,722
Additional paid-in capital	17,073,836	17,073,836
Accumulated deficit	(17,595,589)	(17,494,188)
Stockholders' deficit	(471,191)	(369,790)
Total liabilities and stockholders' deficit	$173,249	$259,795

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED)				(UNAUDITED)
	Three months ended February 28,				Nine months ended February 28,
	2014		2013		2014	2013
Revenues:
Product sales		$61,689		$125,448	$379,616	$409,589
License fees		1,500		1,500	4,500	4,500
Total revenues		63,189		126,948	384,116	414,089

Costs and expenses:
Cost of sales		33,825		62,654	170,422	161,431
Salaries		28,536		28,267	85,622	69,279
Professional fees and consulting		12,461		62,325	61,703	139,970
Rent and office expense		29,729		29,880	87,469	82,436
Insurance		9,656		4,390	40,281	32,173
Commission		—		6,632	20,689	19,481
Other administrative expenses		8,313		9,016	19,331	26,183
Total costs and expenses		122,520		203,164	485,517	530,953

Operating loss		(59,331)		(76,216)	(101,401)	(116,864)

Other income		—		44,581	—	44,581

Net loss		$(59,331)		$(31,635)	$(101,401)	$(72,283)

Net loss per share – basic and diluted	$	(0.00)	$	(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted		48,722,316		48,722,316	48,722,316	48,722,316

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
	Nine months ended
	February 28,
	2014	2013

Cash flows from operating activities:
Net loss	$(101,401)	$(72,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts receivable	(15,769)	(11,113)
Decrease (increase) in inventory	31,319	(46,204)
Decrease in accounts payable and accrued expenses	(75,863)	(20,683)
Decrease in deferred revenue	(4,782)	(4,075)
Decrease in deferred license fees	(4,500)	(4,500)
Net cash used in operating activities	(170,996)	(158,858)

Cash flows from financing activities:
Proceeds from shareholder loan	100,000	115,000
Proceeds from the sale of common stock	—	200,000
Cash provided by financing activities	100,000	315,000

Increase (decrease) in cash	(70,996)	156,142

Cash - beginning of period	84,562	42,617

Cash – end of period	$13,566	$198,759

Supplemental disclosures of cash flow information

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to financial statements

LESCARDEN INC .
(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

February 28, 2014

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

Note 2 – Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the nine months ended February 28, 2014, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Inventory:

At February 28, 2014, inventory of $117,113 consisted of $41,640 of finished goods and $75,473 of raw materials

Note 4 – Related Party Transactions:

In August 2013, the Company received an additional loan of $100,000 from its’ Chairman.  Pursuant to an agreement with a director of the Company, sales commission expense of $20,689 for services rendered in connection with the sale of Citrix in Europe was paid during the nine months ended February 28, 2014.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Ongoing raw material production delays have resulted in order fulfillment lead times of greater than six months and increasing backorders in both new and existing markets. The Company has been unable to reach an agreement with its existing supplier to continue production until an alternative means of supply is established and prospective suppliers have provided estimates of a year or more before an alternative means of production is operational and significant increases in the unit cost of raw material.

Three months ended February 28, 2014 compared to February 29, 2013

The Company’s revenues decreased in the fiscal quarter ended February 28, 2014 compared to February 28, 2013 by 51% or $63,759. .  Cost of sales as a percent of sales was 55%% for the three months ended February 28, 2014 reflecting non-recurring set-up costs of $7,989 associated with the Company’s efforts to secure alternative sources of raw material supply.

Non-direct costs and expenses during the three months ended February 28, 2014 were 37% or $51,815 lower than those of the comparative prior-year period due to a $49,864 decrease in quality control expenses associated with a viral clearance study and a decrease in commissions expense of $6,632 offset by an increase in insurance expense of $5,266.

Nine months ended February 28, 2014 compared to February 29, 2013

The Company’s revenues decreased by $29,973 or 7% for the nine months ended February 28, 2014 due to ongoing production delays.  Cost of sales as a percent of sales was 44.9% for the nine months ended February 28, 2014 reflecting the increased cost of raw materials.

Non-direct costs and expenses during the nine months ended February 28, 2014 were 14.7% or $54,427 lower than those of the comparative prior-year period due to decreases in professional fees and other administrative expenses of $78,267 and $6,852 respectively offset by increased payroll and insurances expenses of $16,343 and $8,108 respectively.

Liquidity and Capital Resources

As of February 28, 2014, the Company’s accounts payable and accrued expenses exceeded its current assets by $18,191. The Company’s cash and cash equivalents balance decreased by $70,996 in the nine months ended February 28, 2014 to $13,566.

The Company has no material commitments for capital expenditures at February 28, 2014.

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