Form 10-K
period 2014-05-31
LESCARDEN INC
filed 2014-08-29
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Large accelerated filer  ☐     Accelerated filer  ☐      Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

Issuer’s revenues for its most recent fiscal year were $397,157.

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on August 26, 2014 was approximately $398,998.

The number of shares of registrant’s Common Stock outstanding as of August 26, 2014 was 63,622,316

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

Human Resources

At August 29, 2014, the Company had one full time employee. Outside consultants are hired to coordinate the financial reporting, regulatory, production operations, quality control and customer service functions.

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

Fiscal Year Ending May 31, 2014	High	Low
Fourth Quarter	0.05	0.03
Third Quarter	0.06	0.03
Second Quarter	0.05	0.03
First Quarter	0.05	0.03

Fiscal Year Ending May 31, 2013	High	Low
Fourth Quarter	0.08	0.03
Third Quarter	0.10	0.02
Second Quarter	0.07	0.02
First Quarter	0.05	0.01

On August 22, 2014 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $0.027. As of May 31, 2014 there were 332 holders of record of the Company's Common stock.

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

Review

The results of operations for fiscal year ending May 31, 2014 were negatively impacted by the significant increase in raw material order fulfillment lead time associated with the production of Catrix wound care and the inability to locate alternative sources of supply.  The Company continues to explore alternative packaging and raw material sourcing alternatives to reduce dependency on sole sources of supply.  Sales of the Company’s skin care products to US markets decreased from the previous fiscal year due to difficulties associated with coordinating an effective marketing effort for these divergent markets.  The Company is exploring alternatives in these markets to establish distribution partnerships for its skin care products.

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

Revenue recognition

Revenue from product sales is recognized upon shipment of the product when title to the property transfers to the buyer as does the risk of loss and collectability of the sales price is reasonably assured. Deferred license fees relate to license fees received from the company’s licenses, which are normally amortized over the term of active license agreements. The Company evaluates the status of its licensing agreements to assess the need for changes in accounting estimates and amortization assumptions.

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

Results of Operations
Fiscal year ended May 31, 2014 compared to May 31, 2013

The decrease of $5,963 or 1.50% in product sales during the year ended May 31, 2014 was attributable to ongoing raw material production delays. The cost of sales increased by 0.69% or $1,197 during the year ended May 31, 2014 due to increases in the cost of raw materials.  Cost of sales as a percentage of product sales increased from 43.5% for the year ended May 31, 2013 to 44.5% during fiscal 2014 and the Company expects gross margins to remain lower than historical levels until more cost effective production alternatives are identified.

Total expenses excluding cost of sales decreased 25% or $133,082. The decrease was principally due to a decrease in professional fees offset by slight increases in insurance, salaries and rent.

Liquidity and Capital Resources

Cash flow from financing activities aggregated $415,000 for the two-year period ended May 31, 2014. Net cash decreased by $74,130 for the fiscal year ended May 31, 2014 due to a loss from operations of $176,210 offset by an increase in loan from shareholder of $100,000 during the year ended May 31, 2014. On May 30, 2014, the majority shareholder converted shareholder loans of $447,000 into common stock pursuant to a loan conversion agreement dated May 28, 2014 whereby the Company agreed to issue 14,900,000 shares of common stock  in satisfaction of an aggregate balance of $447,000 in unpaid shareholder loans.  The Company’s liabilities exceeded its assets by $99,000 at May 31, 2014.

The Company has no material commitments for capital expenditures at May 31, 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2014, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting since the rules of the SEC permit the Company to provide only management’s report on this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended May 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Position
William E. Luther	President, Chief Executive and Chief Financial Officer, Director.
Charles T. Maxwell	Director.
Russell O. Wiese	Director.
Xavier Gras Balaguer	Director.

Mr. Luther (age 54) came to Lescarden in 1997, serving as Marketing Director for the CATRIX Wound Care and Skin Care lines. He was promoted to Vice President of Marketing in 1998 and then promoted to President and Chief Executive in October 2002. Mr. Luther was elected to the Board in April 2003. Mr. Luther is a graduate of the Boston University School of Management.

Mr. Maxwell (age 82) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice President of the Company in July 1997. Mr. Maxwell is a graduate of Princeton University and Oxford University.

Mr. Wiese (age 48) is the Chief Marketing Officer of Davis Advisors, L.P., an Investment Advisor that manages over $65 billion. He has held this position since 1994. Prior to joining Davis Advisors, L.P., Mr. Wiese worked for Merck & Co., Inc. where he held positions in sales, sales management, and product management. Mr. Wiese is a graduate of the University of California, Berkley and the Stern School of Business, New York University.

Mr. Balaguer (age 61) has for more than the past five years owned a company devoted to giving advice on strategy and project development to pharmaceutical companies. Since 1998 he has been a representative of the Company in Europe. Mr. Balaguer received his license in Medicine from the Autonomous University of Barcelona, Spain and his MD at the School of Medicine from the University of Barcelona.

ITEM 11.	EXECUTIVE COMPENSATION

		Annual Compensation	Long-Term Compensation Awards
Name	Fiscal Year Ended May 31,	Salary $	Warrants(#)
William E. Luther	2014	$ 68,750	––
	2013	$ 87,500	––
	2012	$ 75,000	––

Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options/ Warrants at FY End (#)	Value of Unexercised In-the-money Options Warrants at FY End ($)

Name	(#)	($)	Exercisable	Exercisable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2014 the ownership of the Company’s Common Stock by each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company’s Common Stock, as well as each of the Company’s directors and executive officers and all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Title of Class (1)	Name and Address of Beneficial Owner	Number of Shares beneficially Owned	Percent of Class

Common Stock	Charles T. Maxwell 420 Lexington Ave. Suite 212 New York, NY 10170	45,412,378	71.38%

	William Luther 420 Lexington Ave. Suite 212 New York, NY 10170	100,000	0.16%

	Russell O. Wiese 420 Lexington Ave. Suite 212 New York, NY 10170	2,000,000	3.14%

	Xavier Gras Balaguer 420 Lexington Ave. Suite 212 New York, NY 10170	150,000	0.24%

	Directors and Officers as a Group 5 persons	47,662,378	74.91%
———————
(1)
The percentages are calculated on the basis of 63,622,316 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company’s Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire owned by such a person if exercisable within 60 days of May 31, 2014 are included in the number of shares beneficially owned, but such shares are not included in the calculation of the percent of class. All share ownership is direct unless otherwise indicated.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended May 31, 2014 the major stockholder of the Company provided loans to the Company totaling $100,000 to fund working capital requirements.   On May 28, 2014, the Company entered into a Loan Conversion and Stock Purchase Agreement with Maxwell pursuant to which Maxwell agreed to accept, and the Company agreed to issue, 14,900,000 shares of common stock, $.001 par value in satisfaction of an aggregate balance of $447,000 in unpaid shareholder loans.

A company director is paid a sales commission on European sales of Catrix wound dressing.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	2014	2013
Audit fees(1)	$30,000	$32,500
Audit-related fees(2)	—	—
Tax fees(3)	$—	$—
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

LESCARDEN INC.

Date	By:	/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William E. Luther	President, Principal Executive Officer,
	William E. Luther	Principal Financial Officer,
	August 29, 2014	Principal Accounting Officer and Director

By:	/s/ Charles T. Maxwell	Director
Charles T. Maxwell
August 29, 2014

By:	/s/ Russell O. Wiese	Director
Russell O. Wiese
August 29, 2014

By:	/s/ Xavier Gras Balaguer	Director
Xavier Gras Balaguer
August 29, 2014

LESCARDEN INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Lescarden Inc.

We have audited the accompanying balance sheets of Lescarden Inc. as of May 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2014.  Lescarden Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years ended in the two-year period ended May 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cowan, Gunteski & Co., P.A.

August 29, 2014
Tinton Falls, NJ

Reply to: 730 Hope Road    Tinton Falls    NJ 07724    Phone: 732.676.4100    Fax: 732.676.4101
40 Bey Lea Road, Suite A101    Toms River    NJ 08753    Phone: 732.349.6880    Fax: 732.349.1949

Member of CPAmerica International
Auditors of SEC Registrants under the PCAOB
www.CowanGunteski.com

LESCARDEN INC.
BALANCE SHEETS

As of May 31,	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$10,432	$84,562
Accounts receivable, net of allowance for doubtful accounts of $19,396 at May 31, 2014 and 2013	2,088	26,801
Inventory	113,572	148,432
Total current assets	126,092	259,795

Deferred income tax asset, net of valuation allowance of $1,564,000 and $1,504,000 at May 31, 2014 and 2013, respectively	––	––
Total assets	$126,092	259,795

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable and accrued expenses	$220,592	$267,303
Shareholder loan	––	347,000
Deferred revenue	––	4,782
Deferred license fees	4,500	10,500
Total current liabilities	225,092	629,585

Stockholders' deficit:
Convertible preferred stock - $.02 par value; $1.50 liquidation value; authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value; authorized 200,000,000 issued and outstanding 63,622,316 and 48,722,316 shares at May 31, 2014 and 2013, respectively	63,622	48,722
Additional paid-in capital	17,505,936	17,073,836
Accumulated deficit	(17,670,398)	(17,494,188)
Total Stockholders' deficit	(99,000)	(369,790)
Total liabilities and stockholders' deficit	$126,092	$259,795

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF OPERATIONS

Year ended May 31,	2014	2013
Revenues:
Product sales	$391,157	$397,120
License fees	6,000	6,000
Total revenues	397,157	403,120

Costs and expenses:
Cost of product sales	173,962	172,765
Salaries and wages	102,923	96,725
Professional fees and consulting	80,839	226,192
Rent and office expenses	123,689	116,165
Insurance	45,382	38,161
Other administrative expenses	23,494	31,010
Interest expense	2,390	4,753
Commission	20,688	19,481
Total costs and expenses	573,367	705,252

Operating loss	(176,210)	(302,132)

Other income	-	44,705

Net loss	$(176,210)	$(257,427)
Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding:
Basic	48,804,184	45,990,898
Diluted	48,804,184	45,990,898

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Convertible
	Preferred Stock		Common Stock
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at May 31, 2012	92,000	$1,840	40,076,783	$40,077	$16,882,481	$(17,236,761)	$(312,363)
Sale of common stock at $0.231 to principal shareholder			8,645,533	8,645	191,355		$200,000
Net loss						(257,427)	$(257,427)
Balance at May 31, 2013	92,000	$1,840	48,722,316	$48,722	$17,073,836	$(17,494,188)	$(369,790)
Conversion of loan to common stock at $0.03 to principal shareholder			14,900,000	$14,900	$432,100		$447,000
Net loss						(176,210)	$(176,210)
Balance at May 31, 2014	92,000	$1,840	63,622,316	$63,622	$17,505,936	$(17,670,398)	$(99,000)

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF CASH FLOWS

Year ended May 31,	2014	2013
Cash flows from operating activities:
Net loss	$(176,210)	$(257,427)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Decrease in accounts receivable	24,713	27,906)
Decrease (increase) in inventory	34,860	(43,766)
(Decrease) increase in accounts payable and accrued expenses	(46,711)	10,307
Decrease in deferred revenue	(4,782)	(4,075)
Decrease in deferred license fees	(6,000)	(6,000)
Net cash used in operating activities	(174,130)	(273,055)

Cash flow from investing activities:	––	––

Cash flow from financing activities:
Proceeds from the sale of common stock	––	200,000
Proceeds from shareholder loan	100,000	115,000
Cash provided by financing activities	100,000	315,000

Net (decrease) increase in cash	74,130	41,945
Cash and cash equivalents at beginning of year	84,562	42,617
Cash and cash equivalents at end of year	$10,432	$84,562

Non-cash financing activities:
Increase in common stock resulting from loan conversion	14,900
Increase in paid-in-capital resulting from loan conversion	432,100
Decrease in shareholder loan	(447,000)

Supplemental Disclosures of Cash Flow Information Cash paid for interest	$-	$-
Cash paid for taxes	$500	$500

See Notes to Financial Statements

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2014 and 2013

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

As shown in the financial statements, the Company had net loss of $176,210 for the year ended May 31, 2014, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s major stockholder is uncertain about his ability to continue providing loans to the Company as needed to fund operating expenses until the Company can restore productive capacity and return to profitability.

The Company’s plan and ability to continue as a going concern is primarily dependent upon the majority shareholder's ability to continue funding losses until the Company is able to re-establish production operations.

2.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:

Revenue from product sales is recognized upon shipment of the product when title to the property and risk of loss transfers to the buyer, and collectability of the sales price is reasonably assured.

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

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2014 and 2013

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

Earnings (Loss) Per Share:

Basic earnings (loss) per share is computed by dividing net income (loss) per common share by the weighted-average number of common shares outstanding during the year. Diluted earnings per share has not been presented in the accompanying statement of operations since there were no warrants to purchase  shares of the Company’s common stock for the years ended May 31, 2014 and 2013.

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

3.	INVENTORY:

Inventory at May 31, consists of the following:	2014	2013
Finished goods	$38,679	$40,307
Raw materials	74,893	108,125
	$113,572	$148,432

4.	STOCK OPTIONS AND WARRANTS:

In the year ended May 31, 1993, the Company approved the 1992 Employee Incentive Stock Plan (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 2014, no options were granted under the 1992 Plan.

5.	DEFERRED LICENSE FEES:

The deferred license fees stated on the balance sheet relate to license fees received from the Company's licensees in Canada, Europe and Korea, which are being amortized straight-line over the term of the license agreements.  The Korean licensee continues to seek regulatory approval for the Company’s product pursuant to the terms of the agreement but it is unclear if this process will be completed prior to the termination of the agreement in December 2014.

6.	MAJOR CUSTOMERS AND SUPPLIER:

During the year ended May 31, 2014, sales to two customers accounted for approximately 71% and 15% of net product sales, respectively. During the year ended May 31, 2013, sales to two customers accounted for approximately 63% and 10%of net product sales, respectively.

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2014 and 2013

Sales were made to customers in the following locations:

	May 31,
	2014	2013
United States	$52,129	$57,812
Europe	278,878	293,283
Asia Pacific	60,150	46,025
	$391,157	$397,120

The Company purchases its primary raw material from one vendor.

7.	COMMITMENTS AND CONTINGENCIES:

The Company has a non-cancelable lease with an unrelated third party to rent office space. The lease, which expires on January 31, 2016, is subject to escalations based on real estate taxes and utilities.  The aggregate minimum rental payments under this lease for the year ended May 31, 2014 is as follows:

May 31, 2015	88,757
May 31, 2016	60,343
$149,100

The Company also pays rent to warehouses for storage of its finished goods and raw materials.  Rent expense charged to operations for the years ended May 31, 2014 and 2013 amounted to approximately $111,000 and $106,000, respectively.

On December 22, 2004, the Company announced that it had entered into a license agreement with Daewoong Pharmaceutical Co. Ltd. of Seoul, Korea granting Daewoong a 10-year exclusive license to market Lescarden's proprietary product Catrix Wound Dressing in South Korea. Daewoong is the fourth largest pharmaceutical manufacturer and distributor in Korea. In the accompanying balance sheet, $4,500 of license fees received from this agreement is included in deferred license fees at May 31, 2014.

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

On May 30, 2014, the majority shareholder converted shareholder loans aggregating $447,000 into common stock pursuant to a loan conversion agreement dated May 28, 2014 whereby Maxwell agreed to accept, and the Company agreed to issue, 14,900,000 shares of common stock, $.001 par value in satisfaction of an aggregate balance of $447,000 in unpaid shareholder loans..

9.	INCOME TAXES:

The Company has net operating loss carry forwards of approximately $4,600,000 available to reduce future taxable income, which expire in various years through 2034.

The utilization of net operating loss carryforwards may be limited as a result of cumulative changes in the Company's stock ownership.

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2014 and 2013

Deferred income taxes reflect the impact of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforwards, the Company has recorded a valuation allowance for the entire deferred tax asset.

The deferred income tax asset is comprised of the following at May 31, 2014 and 2013 respectively:

	2014	2013
Gross deferred tax assets	$1,564,000	$1,504,000
Valuation allowance	(1,564,000)	(1,504,000)
Net deferred income tax asset	$-0-	$-0-

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended May 31,	2014	2013
Tax benefit at federal statutory rate	(34)%	(34)%
Increase in valuation allowance	34	34
	-0-%	-0-%

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at May 31, 2014.

The tax years 2011 through 2013 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

10.	RELATED PARTY TRANSACTIONS:

During the year ended May 31, 2014, the major stockholder of the Company provided additional loans to the Company totaling $100,000 and converted the aggregate balance at May 30, 2014 of $447,000 of shareholder loans into common stock pursuant to a loan conversion agreement dated May 28, 2014 whereby Maxwell agreed to accept, and the Company agreed to issue, 14,900,000 shares of common stock, $.001 par value in satisfaction of an aggregate balance of $447,000 in unpaid shareholder loans.

During the year ended May 31, 2014, a sales commission was paid to a director of the Company for services rendered in connection with the sale of Catrix in Europe.  The Company has an exclusive agreement with such director that provides for a commission equal to 7% of gross sales to European customers in exchange for customer service and sales services rendered on behalf of the Company.  Pursuant to this agreement, the Company incurred sales commission expense of $20,688 and $19,481 during the year ended May 31, 2014 and 2013, respectively.