Form 10-Q
period 2014-08-31
LESCARDEN INC
filed 2014-10-10
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10–Q
———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding October 9, 2014
Common Stock $.001 par value	63,622,316

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

LESCARDEN INC.

CONDENSED BALANCE SHEETS

	August 31, 2014	May 31, 2014
ASSETS	(UNAUDITED)

Current assets:
Cash and cash equivalents	$13,023	$10,432
Accounts receivable	800	2,088
Inventory	112,342	113,572
Total current assets	126,165	126,092
Deferred income tax asset, net of valuation allowance of $1,598,000 and $1,564,000 at August 31, 2014 and May 31, 2014, respectively	—	––
Total assets	$126,165	$126,092

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$247,649	$220,592
Shareholder loan	75,000	––
Deferred license fees	3,000	4,500
Total liabilities	325,649	225,092

Stockholders' deficit:
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, issued and outstanding 63,622,316 shares	63,622	63,622
Additional paid–in capital	17,505,936	17,505,936
Accumulated deficit	(17,770,882)	(17,670,398)
Stockholders' deficit	(199,484)	(99,000)
Total liabilities and stockholders' deficit	$126,165	$126,092

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF OPERATIONS

	(UNAUDITED) For the three months ended August 31,
	2014	2013
Revenues:
Product sales	$6,247	$308,091
License fees	1,500	1,500
Total revenues	7,747	309,591

Costs and expenses:
Cost of sales	1,230	134,300
Salaries	27,261	29,170
Professional fees and consulting	35,912	29,644
Rent and office expenses	31,213	30,149
Commission	––	20,689
Insurance	11,869	12,858
Other administrative expenses	746	5,416
Total costs and expenses	108,231	262,226
Net (loss) income	$(100,484)	$47,365

Net (loss) income per share – basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	63,622,316	48,722,316

See notes to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS

	(UNAUDITED) For the three months ended August 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(100,484)	$47,365
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,288	(278,963)
Decrease in inventory	1,230	62,722
Increase in accounts payable and accrued expenses	27,057	60,172
Decrease in deferred license fees	(1,500)	(1,500)
Net cash used in operating activities	(72,409)	(110,204)

Cash flows from financing activities:
Proceeds from shareholder loan	75,000	100,000
Cash provided by financing activities	75,000	100,000

Increase (decrease) in cash	2,591	(10,204)

Cash – Beginning of Period	10,432	84,562

Cash – End of Period	$13,023	$74,358

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$380	$380

See notes to financial statements

LESCARDEN INC.

(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

August 31, 2014

  Note 1 - General:

The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The statements have been prepared in accordance with the requirements for Form 10–Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10–K for the year ended May 31, 2014.

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

As shown in the financial statements, the Company has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as there can be no assurance that the Company will be able to restore production operations, grow revenues or secure sufficient additional financing to meet future obligations. The Company’s ability to continue as a going concern is primarily dependent upon the majority shareholder’s ability to fund operating losses until production operations are restored.  The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

  Note 3 - Inventory:

At August 31, 2014, inventory of $112,342 consisted of $37,449 of finished goods and $74,893 of raw materials.

  Note 4 - Related Party Transaction:

The Company received additional loans totaling $75,000 from the majority shareholder during the three months ended August 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations--Three months ended August 31, 2014 compared to August 31, 2013

The Company’s inability to reestablish production operations resulted in a 97% decrease in revenues and a decrease of  $153,800 in cost of sales and commission expenses in the fiscal quarter ended August 31, 2014.  Professional fees increased by 21% due to increased legal expenses.

Liquidity and Capital Resources

The increase in shareholder loans of $75,000 funded the use of cash in operating activities and increase of $2,591in cash for the period to $13,023 at August 31, 2014.

As of August 31, 2014, the Company’s liabilities exceeded its current assets by $199,484.

The Company has no material commitments for capital expenditures at August 31, 2014.

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

Date: October 9, 2014
LESCARDEN INC.

By:	/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer