Form 10-Q
period 2014-11-30
LESCARDEN INC
filed 2015-01-12
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2014
or

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

Large accelerated filer	☐		Accelerated filer
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class			Outstanding January 12, 2015
Common Stock $.001 par value			63,622,316

TABLE OF CONTENTS
Page
PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESCARDEN INC.
CONDENSED BALANCE SHEETS

	November 30, 2014	May 31, 2014
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$8,251	$10,432
Accounts receivable	159,578	2,088
Inventory	88,248	113,572
Total current assets	256,077	126,092
Deferred income tax asset, net of valuation allowance of $1,592,000 and $1,564,000 at November 30, 2014 and May 31, 2014 respectively	––	––

Total assets	$256,077	$126,092

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$306,078	$220,592
Shareholder loan	129,000	—
Deferred license fees	1,500	4,500
Total liabilities	436,578	225,092

Stockholders' deficit
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, 63,622,316 issued and outstanding at November 30, 2014 and May 31, 2014	63,622	63,622
Additional paid-in capital	17,505,936	17,505,936
Accumulated deficit	(17,751,899)	(17,670,398)
Stockholders' deficit	(180,501)	(99,000)
Total liabilities and stockholders' deficit	$256,077	$126,092

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months Ended November 30,		For the six months Ended November 30,
	2014	2013	2014	2013
Revenues:
Product sales	$165,023	$9,836	$171,270	$317,927
License fees	1,500	1,500	3,000	3,000
Total revenues	166,523	11,336	174,270	320,927

Costs and expenses:
Cost of sales	42,078	2,296	43,309	136,597
Salaries	13,838	27,916	41,099	57,086
Professional fees and consulting	24,297	19,597	60,209	49,241
Rent and office expense	31,187	28,502	62,400	58,650
Insurance	12,933	17,767	24,801	30,626
Commission	10,743	—	10,743	20,689
Other administrative expenses	12,464	4,693	13,210	10,108
Total costs and expenses	147,540	100,771	255,771	362,997

Net income (loss)	$18,983	$(89,435)	$(81,501)	$(42,070)

Net income (loss) per share – basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	63,622,316	48,722,316	63,622,316	48,722,316

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months Ended November 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(81,501)	$(42,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(157,490)	25,266
Decrease in inventory	25,324	12,272
Increase (decrease) in accounts payable and accrued expenses	85,486	(53,297)
Decrease in deferred revenue	—	(4,782)
Decrease in deferred license fees	(3,000)	(3,000)
Net cash used in operating activities	(131,181)	(65,611)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from shareholder loan	129,000	100,000
Cash provided by financing activities	129,000	100,000

(Decrease) increase in cash	(2,181)	34,389

Cash - beginning of period	10,432	84,562

Cash – end of period	$8,251	$118,951

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$380	$380

See notes to financial statements

LESCARDEN INC .
(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

November 30, 2014

Note 1 - General:

The accompanying condensed financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2014. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

Note 2 – Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the six months ended November 30, 2014 of $81,501, has a stockholders’ deficiency of  $180,501 and a working capital deficiency of  $180,501. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan and ability to continue as a going concern is primarily dependent upon its ability to maintain consistent production volumes to fulfill existing sales orders.  Alternative sources of supply are being evaluated so that manufacturing and production disruptions can be minimized. There can be no assurance that the Company will be able to establish an alternative source of supply and maintain consistent production volumes to meet demand.  The establishment of an alternative source of supply may require additional future expenditures given the uncertainties associated with the regulatory, logistic and financial issues involved but it is likely that testing and regulatory certification will necessitate at least three months before production commences.

Note 3 – Inventory:

At November 30, 2014, inventory of $88,248 consisted of $36,362 of finished goods and $51,886 of raw materials.

Note 4 – Related Party Transactions:

In August 2014, the Company received additional unsecured loans aggregating $129,000 from its Chairman. The loans are interest bearing and due upon demand.  Pursuant to an agreement with a director of the Company, sales commission expense of $10,743 for services rendered in connection with the sale of Citrix in Europe was accrued during the three months ended November 30, 2014.

Note 5- Commitments and Contingencies:

At November 30, 2014, the Company is obligated under a non-cancellable lease with an unrelated third party to rent office space which expires on January 31, 2016.  The Company is currently negotiating a termination of this lease.  At November 30, 2014, the Company has minimum future rental payments due on this lease of $105,161.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results of operations for the three and six months ended November 30, 2014 reflect ongoing production disruptions, which has delayed fulfillment of purchase orders to European markets.  Preliminary estimates from alternative suppliers of raw material supply indicate significant increases in the unit cost of raw material and there is ongoing uncertainty as to the timing of production capability and fulfillment of outstanding purchase orders.

Three months ended November 30, 2014 compared to November 30, 2013

The Company’s revenues increased in the fiscal quarter ended November 30, 2014 by $155,187 due to the production shipment of Catrix in November 2014.  Cost of sales as a percent of sales was 25% for the three months ended November 30, 2014 reflecting lower raw material costs of discounted raw material purchases.

Non-direct costs and expenses during the three months ended November 30, 2014 were 7% higher than those of the comparative prior-year period due to increases in professional fees and commissions of $4,700 and $10,743 offset by decreased salaries and insurance of $14,078 and $4,834 respectively.

Six months ended November 30, 2014 compared to November 30, 2013

The Company’s revenues decreased in the six months ended November 30, 2014 compared to November 30, 2013 by 46% or $146,657 due to the Company’s inability to reestablish production operations. Cost of sales as a percent of sales decreased from 43% for the six months ended November 30, 2013 to 25% reflecting the one-time acquisition of discounted raw material that decreased raw material cost.

Non-direct costs and expenses during the six months ended August 31, 2014 were 6% lower than those of the comparative prior-year period.

Liquidity and Capital Resources

As of November 30, 2014, the Company’s liabilities exceeded its assets by $180,501. The Company’s cash and cash equivalents balance decreased by $2,181 in the six months ended November 30, 2014 to $8,251.

The Company has no material commitments for capital expenditures at November 30, 2014.

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

None

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

LESCARDEN INC.
(Registrant)

Date: January 12, 2015	By:	/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer