Form 10-Q
period 2015-02-28
LESCARDEN INC
filed 2015-04-10
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2015
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

420 Lexington Ave. Ste 400, New York 10170
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 10, 2015
Common Stock $.001 par value	63,622,316

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESCARDEN INC.
CONDENSED BALANCE SHEETS

	February 28, 2015	May 31, 2014
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$119,819	$10,432
Accounts receivable	3,338	2,088
Inventory	90,015	113,572
Total current assets	213,172	126,092
Deferred income tax asset, net of valuation allowance of $1,613,000 and $1,564,000 at February 28, 2015 and May 31, 2014 respectively	––	––

Total assets	$213,172	$126,092

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$301,412	$220,592
Shareholder loan	154,000	—
Deferred license fees	––	4,500
Total liabilities	455,412	225,092

Stockholders' deficit
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, 63,622,316 issued and outstanding	63,622	63,622
Additional paid-in capital	17,505,936	17,505,936
Accumulated deficit	(17,813,638)	(17,670,398)
Stockholders' deficit	(242,240)	(99,000)
Total liabilities and stockholders' deficit	$213,172	$126,092

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months Ended February 28,		For the nine months Ended February 28,
	2015	2014	2015	2014
Revenues:
Product sales	$23,396	$61,689	$194,667	$379,616
License fees	1,500	1,500	4,500	4,500
Total revenues	24,896	63,189	199,167	384,116

Costs and expenses:
Cost of sales	5,816	33,825	49,124	170,422
Salaries	30,329	28,536	71,428	85,622
Professional fees and consulting	15,501	12,461	75,711	61,703
Rent and office expense	27,445	29,729	89,845	87,469
Insurance	6,131	9,656	30,933	40,281
Interest expense	144	496	144	496
Commission	—	—	10,743	20,689
Other administrative expenses	1,269	7,817	14,479	18,835
Total costs and expenses	86,635	122,520	342,407	485,517

Net loss	$(61,739)	$(59,331)	$(143,240)	$(101,401)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	63,622,316	48,722,316	63,622,316	48,722,316

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months Ended February 28,
	2015	2014

Cash flows from operating activities:
Net loss	$(143,240)	$(101,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Increase in accounts receivable	(1,250)	(15,769)
Decrease in inventory	23,557	31,319
Increase (decrease) in accounts payable and accrued expenses	80,820	(75,863)
Decrease in deferred revenue	—	(4,782)
Decrease in deferred license fees	(4.500)	(4,500)
Net cash used in operating activities	(44,613)	(170,996)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from shareholder loan	154,000	100,000
Cash provided by financing activities	154,000	100,000

Increase (decrease) in cash	109,387	(70,996)

Cash - beginning of period	10,432	84,562

Cash – end of period	$119,819	$13,566

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$380	$380

See notes to financial statements

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2015

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

Note 2 – Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the nine months ended February 28, 2015 of $143,240, and has a stockholders’ deficiency and a working capital deficiency of $242,240. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan and ability to continue as a going concern is primarily dependent upon its ability to establish and maintain consistent production volumes to fulfill existing sales orders.  Alternative sources of supply continue to be evaluated so that manufacturing and production disruptions can be minimized in the future. There can be no assurance that the Company will be able to establish an alternative source of supply to meet demand.  The establishment of an alternative source of supply may require additional expenditures given the uncertainties associated with the regulatory and financial issues involved.

Note 3 – Inventory:

At February 28, 2015, inventory of $90,015 consisted of $34,629 of finished goods and $55,386 of raw materials.

Note 4 – Related Party Transactions:

The Company received additional unsecured loans aggregating $154,000 from its Chairman during the nine months ended February 28, 2015. The loans are interest bearing at the internal revenue service short-term applicable federal rate and due upon demand.  Pursuant to an agreement with a director of the Company, sales commission expense of $10,743 for services rendered in connection with the sale of Citrix in Europe was paid during the nine months ended February 28, 2015.

Note 5- Commitments and Contingencies:

At February 28, 2015, the Company is obligated under a non-cancellable lease with an unrelated third party to rent office space which expires on January 31, 2016.  The Company is currently negotiating a termination of this lease.  At February 28, 2015, the Company owes $105,151 under this lease and has minimum future rental payments due on this lease of $82,627.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results of operations for the three and nine months ended February 28, 2015 reflect an ongoing production outage, which has delayed fulfillment of customer purchase orders.

Three months ended February 28, 2015 compared to February 28, 2014

The Company’s revenues decreased in the fiscal quarter ended February 28, 2015 by $38,293 or 61% due to the ongoing delays in the resumption of raw material production.  Cost of sales as a percent of sales was 25% for the three months ended February 28, 2015 reflecting lower raw material costs of discounted raw material purchases from the Company’s former supplier.

Non-direct costs and expenses during the three months ended February 28, 2015 were 9% lower than those of the comparative prior-year period due to decreases in other administrative expenses and insurance expense of $6,900 and $3,525 offset by increased professional fees and salaries of $3,040 and $1,793 respectively.

Nine months ended February 28, 2015 compared to February 28, 2014

The Company’s revenues decreased in the nine months ended February 28, 2015 compared to February 28, 2014 by 48% or $184,949 due to the Company’s inability to reestablish production operations. Cost of sales as a percent of sales decreased from 45% for the nine months ended February 28, 2014 to 25% for the nine months ended February 28, 2015, reflecting the acquisition of discounted raw material from the Company’s former supplier and the costs of exploring alternative sources of supply during the comparative prior year period.

Liquidity and Capital Resources

As of February 28, 2015, the Company’s liabilities exceeded its assets by $242,240. The Company’s cash and cash equivalents balance increased by $109,387 in the nine months ended February 28, 2015 to $119,819.

The Company has no material commitments for capital expenditures at February 28, 2015.

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

Date: April 10, 2015

/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer