Form 10-K
period 2015-05-31
LESCARDEN INC
filed 2015-08-31
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-10035

LESCARDEN INC.
(Exact name of registrant as specified in its charter)

New York	13-2538207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 300, New York, NY 10170
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

Large accelerated filer  ☐     Accelerated filer  ☐      Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

Issuer’s revenues for its most recent fiscal year were $253,045.

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on November 30,2014 was approximately $398,998.

The number of shares of registrant’s Common Stock outstanding as of August 28, 2015 was 63,622,316

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

Korea

In December 2004, Lescarden entered into a 10 year exclusive license agreement with Daewoong Pharmaceuticals, headquartered in Seoul, South Korea. Daewoong is the largest producer and marketer of over-the counter and ethical pharmaceutical products in Korea, with annual sales over $400 million. Already established in the diabetic foot ulcer segment of the market, Daewoong is expanding its product line to cover all aspects of wound treatment.  The Company is working with Daewoong to secure approval from the Korean FDA to distribute Catrix pursuant to the terms of the agreement.  Subject to such approval, designation of Catrix as a class IV medical device from the KFDA would yield higher levels of reimbursement but it is unclear if and when such designation will be achieved.   During the year ended May 31, 2015, this license agreement expired and was not renewed.

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

Human Resources

At August 28, 2015, the Company had one full time employee. Outside consultants are hired to coordinate the financial reporting, regulatory, production operations, quality control and customer service functions.

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

Fiscal Year Ending May 31, 2015	High	Low
Fourth Quarter	0.03	0.01
Third Quarter	0.02	0.01
Second Quarter	0.02	0.02
First Quarter	0.03	0.02

Fiscal Year Ending May 31, 2014	High	Low
Fourth Quarter	0.05	0.03
Third Quarter	0.06	0.03
Second Quarter	0.05	0.03
First Quarter	0.05	0.03

On August 22, 2015 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $0.017. As of May 31, 2015 there were 332 holders of record of the Company's Common stock.

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

Review

The results of operations for fiscal year ending May 31, 2015 were negatively impacted by the ongoing inability to reestablish production operations.  The Company continues to explore alternative packaging and raw material processing alternatives.  Sales of the Company’s skin care products to US markets decreased from the previous fiscal year due to difficulties associated with coordinating an effective marketing effort for these divergent markets.

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

Results of Operations
Fiscal year ended May 31, 2015 compared to May 31, 2014

The decrease of $142,612 or 36% in product sales during the year ended May 31, 2015 was attributable to ongoing raw material production delays and decreased sales of skin care products in both Asia and the United States. The cost of sales as a percent of sales decreased from the previous year of 44% to 26% during the year ended May 31, 2015 due to discounted purchases of raw materials from the Company’s former supplier.

Total expenses excluding cost of sales decreased 4% or $14,286. The net decrease was principally due to decreases in insurance and salaries offset by an increase in professional fees associated with the regulatory recertification of Catrix in Europe.

Liquidity and Capital Resources

Cash flow from financing operations aggregated $368,765 for the two-year period ended May 31, 2015. Net cash increased by $26,775 for the fiscal year ended May 31, 2015 due to a use of cash of $241,990 for operations offset by an increase in loan from shareholder of $268,765 during the year ended May 31, 2015. The Company’s liabilities exceeded its assets by $271,916.

The Company has no material commitments for capital expenditures at May 31, 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2015, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the rules of the SEC permit the Company to provide only management’s report on this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended May 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows:

Name	Position
William E. Luther	President, Chief Executive and Chief Financial Officer, Director.
Charles T. Maxwell	Director.
Russell O. Wiese	Director.
Xavier Gras Balaguer	Director.

Mr. Luther (age 55) came to Lescarden in 1997, serving as Marketing Director for the CATRIX Wound Care and Skin Care lines. He was promoted to Vice President of Marketing in 1998 and then promoted to President and Chief Executive in October 2002. Mr. Luther was elected to the Board in April 2003. Mr. Luther is a graduate of the Boston University School of Management.

Mr. Maxwell (age 83) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice President of the Company in July 1997. Mr. Maxwell is a graduate of Princeton University and Oxford University.

Mr. Wiese (age 49) is the Chief Marketing Officer of Davis Advisors, L.P., an Investment Advisor that manages over $65 billion. He has held this position since 1994. Prior to joining Davis Advisors, L.P., Mr. Wiese worked for Merck & Co., Inc. where he held positions in sales, sales management, and product management. Mr. Wiese is a graduate of the University of California, Berkley and the Stern School of Business, New York University.

Mr. Balaguer (age 62) has for more than the past five years owned a company devoted to giving advice on strategy and project development to pharmaceutical companies. Since 1998 he has been a representative of the Company in Europe. Mr. Balaguer received his license in Medicine from the Autonomous University of Barcelona, Spain and his MD at the School of Medicine from the University of Barcelona.

ITEM 11.	EXECUTIVE COMPENSATION

		Annual Compensation	Long-Term Compensation Awards
Name	Fiscal Year Ended May 31,	Salary $	Warrants(#)
William E. Luther	2015	$ 75,000	––
	2014	$ 68,750	––
	2013	$ 87,500	––

Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options/ Warrants at FY End (#)	Value of Unexercised In-the-money Options Warrants at FY End ($)

Name	(#)	($)	Exercisable	Exercisable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2015 the ownership of the Company’s Common Stock by each person who is known by the Company to own Shares of record or beneficially, more than (5%) of the Company’s Common Stock, as well as each of the Company’s directors and executive officers and all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Title of Class (1)	Name and Address of Beneficial Owner	Number of Shares beneficially Owned	Percent of Class

Common Stock	Charles T. Maxwell 420 Lexington Ave. Suite 300 New York, NY 10170	45,412,378	71.38%

	William Luther 420 Lexington Ave. Suite 300 New York, NY 10170	100,000	0.16%

	Russell O. Wiese 420 Lexington Ave. Suite 300 New York, NY 10170	2,000,000	3.14%

	Xavier Gras Balaguer 420 Lexington Ave. Suite 300 New York, NY 10170	150,000	0.23%

	Directors and Officers as a Group 5 persons	47,662,378	74.91%
———————
(1)
The percentages are calculated on the basis of 63,622,316 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company’s Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire owned by such a person if exercisable within 60 days of May 31, 2015 are included in the number of shares beneficially owned, but such shares are not included in the calculation of the percent of class. All share ownership is direct unless otherwise indicated.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended May 31, 2015 the major stockholder of the Company provided loans to the Company totaling $268,765 to fund working capital requirements.  A company director is paid a sales commission on European sales of Catrix wound dressing.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	2015	2014
Audit fees(1)	$24,000	$30,000
Audit-related fees(2)	—	—
Tax fees(3)	$—	$—
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

LESCARDEN INC.

	By:	/s/ William E. Luther
Date: August 28, 2015		William E. Luther Chief Executive and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William E. Luther	President, Principal Executive Officer,
	William E. Luther	Principal Financial Officer,
	August 28, 2015	Principal Accounting Officer and Director

By:	/s/ Charles T. Maxwell	Director
Charles T. Maxwell
August 28, 2015

By:	/s/ Russell O. Wiese	Director
Russell O. Wiese
August 28, 2015

By:	/s/ Xavier Gras Balaguer	Director
Xavier Gras Balaguer
August 28, 2015

LESCARDEN INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Lescarden Inc.

We have audited the accompanying balance sheets of Lescarden Inc. as of May 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2015.  Lescarden Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 11 to the financial statements, the Company has restated its May 31, 2014 financial statements.

/s/ Cowan, Gunteski & Co., P.A.

August 28, 2015
Tinton Falls, NJ

Reply to: 730 Hope Road    Tinton Falls    NJ 07724    Phone: 732.676.4100    Fax: 732.676.4101
40 Bey Lea Road, Suite A101    Toms River    NJ 08753    Phone: 732.349.6880    Fax: 732.349.1949

Member of CPAmerica International
Auditors of SEC Registrants under the PCAOB
www.CowanGunteski.com

LESCARDEN INC.
BALANCE SHEETS

As of May 31,	2015	2014
ASSETS		(Restated)

Current assets:
Cash and cash equivalents	$37,207	$10,432
Accounts receivable, net of allowance for doubtful accounts of $19,396 at May 31, 2015 and 2014	48,902	2,088
Inventory	83,586	113,572
Total current assets	169,695	126,092

Security deposit	––	20,235

Deferred income tax asset, net of valuation allowance of $1,630,000 and $1,564,000 at May 31, 2015 and 2014, respectively	––	––
Total assets	$169,695	$146,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable and accrued expenses	$172,846	$220,592
Shareholder loan	268,765	––
Deferred license fees	––	4,500
Total current liabilities	441,611	225,092

Stockholders' deficit:
Convertible preferred stock - $.02 par value; $1.50 liquidation value; authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value; authorized 200,000,000 issued and outstanding 63,622,316 shares at May 31, 2015 and 2014	63,622	63,622
Additional paid-in capital	17,505,936	17,505,936
Accumulated deficit	(17,843,314)	(17,650,163)
Total Stockholders' deficit	(271,916)	(78,765)
Total liabilities and stockholders' deficit	$169,695	$146,327

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF OPERATIONS

Year ended May 31,	2015	2014
Revenues:
Product sales	$248,545	$391,157
License fees	4,500	6,000
Total revenues	253,045	397,157

Costs and expenses:
Cost of product sales	63,441	173,962
Salaries and wages	92,649	102,923
Professional fees and consulting	98,707	80,839
Rent and office expenses	123,265	123,689
Insurance	34,702	45,382
Other administrative expenses	20,779	23,494
Interest expense	1,133	2,390
Commission	13,884	20,688
Total costs and expenses	448,560	573,367

Operating loss	(195,515)	(176,210)

Other income	2,364	-

Net loss	$(193,151)	$(176,210)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic	63,622,316	48,804,184
Diluted	63,622,316	48,804,184

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Convertible
	Preferred Stock		Common Stock
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at May 31, 2013 (Restated)	92,000	$1,840	48,722,316	$48,722	$17,073,836	$(17,473,953)	$(349,555)
Conversion of loan to common stock at $0.03 to principal shareholder			14,900,000	14,900	432,100		447,000
Net loss						(176,210)	(176,210)
Balance at May 31, 2014 (Restated)	92,000	$1,840	63,622,316	$63,622	$17,505,936	$(17,650,163)	$(78,765)

Net loss						(193,151)	(193,151)
Balance at May 31, 2015	92,000	$1,840	63,622,316	$63,622	$17,505,936	$(17,843,314)	$(271,916)

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF CASH FLOWS

Year ended May 31,	2015	2014
Cash flows from operating activities:
Net loss	$(193,151)	$(176,210)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(46,814)	24,713
Decrease in inventory	29,986	34,860
Decrease in security deposit	20,235	-
Decrease in accounts payable and accrued expenses	(47,746)	(46,711)
Decrease in deferred revenue	––	(4,782)
Decrease in deferred license fees	(4,500)	(6,000)
Net cash used in operating activities	(241,990)	(174,130)

Cash flow from investing activities:	––	––

Cash flow from financing activities:
Proceeds from shareholder loan	268,765	100,000
Cash provided by financing activities	268,765	100,000

Net increase (decrease) in cash	26,775	(74,130)
Cash and cash equivalents at beginning of year	10,432	84,562
Cash and cash equivalents at end of year	$37,207	$10,432

Non-cash financing activities:
Increase in common stock resulting from loan conversion	––	14,900
Increase in paid-in-capital resulting from loan conversion	––	432,100
Decrease in shareholder loan	––	(447,000)

Supplemental Disclosures of Cash Flow Information Cash paid for interest	$-	$-
Cash paid for taxes	$500	$500

See Notes to Financial Statements

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2015 and 2014

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

As shown in the financial statements, the Company had a net loss of $193,151 for the year ended May 31, 2015, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s major stockholder is uncertain about his ability to continue providing loans to the Company as needed to fund operating expenses until the Company can restore productive capacity and return to profitability.

The Company’s plan and ability to continue as a going concern is primarily dependent upon the majority shareholder to continue funding losses until the Company is able to re-establish production operations. There can be no assurance that the Company will be able to grow revenues or secure sufficient additional financing to restore production operations.

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

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2015 and 2014

Accounts Receivable:

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debt, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. At May 31, 2015, one customer accounted for 92% of the account receivable balance.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Earnings (Loss) Per Share:

Basic earnings (loss) per share is computed by dividing net income (loss) per common share by the weighted-average number of common shares outstanding during the year. Diluted earnings per share has not been presented in the accompanying statement of operations since there were no warrants to purchase  shares of the Company’s common stock for the years ended May 31, 2015 and 2014.

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

In May 2014, the Financial Accounting Standards Board  (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which amends the guidance in former Accounting Standards Codification Topic 605, "Revenue Recognition," to provide a single, comprehensive revenue recognition model for all contracts with customers. The new standard requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of the effective date of this ASU. The new standard allows for either a full retrospective or a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of the fiscal year ended May 31, 2019. The Company is currently evaluating the impact ASU 2014-09 will have on its financial statements and related disclosures.

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which was issued in order to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related financial statement disclosures. It requires that management evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date of both the annual and interim financial statements.  When such evaluation determines that substantial doubt about the entity’s ability to continue as a going concern does exist, then management is required to consider whether or not it is probable that its plans to mitigate the substantial doubt about the entity’s ability to continue as a going concern can be effective and timely This update provides disclosure requirements in the notes to financial statements both when such doubt is probable of being mitigated and when such doubt is not probable of being mitigated by management’s plans. This update is to become effective for annual and interim financial statements for fiscal years ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, which amends existing guidance for measuring inventories recorded using the FIFO method and average cost method.  Under this update, inventories will be

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2015 and 2014

required to be recorded at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The guidance in ASU 2015-11 is required for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2015-11 on the Company’s financial statements and related disclosures.

3.	INVENTORY:

Inventory at May 31, consists of the following:	2015	2014
Finished goods	$36,875	$38,679
Raw materials	46,711	74,893
	$83,586	$113,572

4.	STOCK OPTIONS AND WARRANTS:

In the year ended May 31, 1993, the Company approved the 1992 Employee Incentive Stock Plan (the "1992 Plan"). The 1992 Plan authorized the issuance of stock options, restricted shares of stock and stock bonus awards to eligible participants. The 1992 Plan provides for the reservation and availability of 2,000,000 shares of common stock, subject to adjustment for future stock splits, dividends, reorganizations and other similar events, at exercise prices not less than the fair market value at the date of grant. Options are exercisable from 12 months after the date of grant and expire 10 years from the date of grant. At May 31, 2015, no options were granted under the 1992 Plan.

5.	DEFERRED LICENSE FEES:

The deferred license fees of $4,500 on the balance sheet at May 31, 2014, relate to license fees received from the Company's licensees in Korea, which are being amortized straight-line over the term of the license agreements.  During the year ended May 31, 2015, this license agreement expired and was not renewed.

6.	MAJOR CUSTOMERS AND SUPPLIER:

During the year ended May 31, 2015, sales to one customer in Spain accounted for approximately 81% of net product sales. During the year ended May 31, 2014, sales to two customers in Spain and South Korea accounted for approximately 71% and 15% of net product sales, respectively.

Sales were made to customers in the following locations:

	May 31,
	2015	2014
United States	$39,206	$52,129
Europe	200,734	278,878
Asia Pacific	8,605	60,150
	$248,545	$391,157

The Company purchases its primary raw material from one vendor.

7.	COMMITMENTS AND CONTINGENCIES:

The Company reached an agreement to terminate the non-cancelable lease with an unrelated third party to rent office space which expires on January 31, 2016.  The Company was released from aggregate minimum future rental payments of $60,343, and the Company’s Chairman was released from a personal guarantee of the lease.  The Company agreed to pay a cancellation fee of $9,615 in excess of the unpaid rent totaling $105,151 to terminate the lease.  The Company also agreed to surrender a security deposit of $20,235 to the landlord.

The Company also pays rent to warehouses for storage of its finished goods and raw materials.  Rent expense charged to operations for the years ended May 31, 2015 and 2014 amounted to approximately $92,000 and $111,000, respectively.

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2015 and 2014

At May 31, 2015 and 2014, the Company had a purchase order of $97,000 with its’ supplier, of which $24,250 was paid and the remaining $72,750 is due upon shipment by the supplier.

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

On May 30, 2014, the majority shareholder converted shareholder loans aggregating $447,000 into common stock pursuant to a loan conversion agreement dated May 28, 2014 whereby the majority shareholder agreed to accept, and the Company agreed to issue 14,900,000 shares of common stock, $.001 par value in satisfaction of an aggregate balance of $447,000 of unpaid shareholder loans.

9.	INCOME TAXES:

The Company has net operating loss carry forwards of approximately $4,793,000 available to reduce future taxable income, which expire in various years through 2034.  The utilization of net operating loss carryforwards may be limited as a result of cumulative changes in the Company's stock ownership.

Deferred income taxes reflect the impact of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforwards, the Company has recorded a valuation allowance for the entire deferred tax asset.

The deferred income tax asset is comprised of the following at May 31, 2015 and 2013 respectively:

	2015	2014
Gross deferred tax assets	$1,630,000	$1,564,000
Valuation allowance	(1,630,000)	(1,564,000)
Net deferred income tax asset	$-0-	$-0-

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended May 31,	2015	2014
Tax benefit at federal statutory rate	(34)%	(34)%
Increase in valuation allowance	34	34
	-0-%	-0-%

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at May 31, 2015.

The tax years 2012 through 2014 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

10.	RELATED PARTY TRANSACTIONS:

During the year ended May 31, 2015, the major stockholder of the Company provided additional loans to the Company totaling $268,765.  These loans are interest bearing, unsecured and have no stated maturity date.

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2015 and 2014

During the year ended May 31, 2015, a sales commission was paid to a director of the Company for services rendered in connection with the sale of Catrix in Europe.  The Company has an exclusive agreement with such director that provides for a commission equal to 7% of gross sales to European customers in exchange for customer service and sales services rendered on behalf of the Company.  Pursuant to this agreement, the Company incurred sales commission expense of $13,884 and $20,688 during the year ended May 31, 2015 and 2014, respectively.

11.	RESTATEMENT OF FINANCIAL STATEMENTS:

The Company determined that a security deposit of $20,235 surrendered to the landlord as part of the agreement to terminate the Company’s lease as of April 29, 2015 was not recorded as an asset.  As such, the Company has restated the May 31, 2014 Balance Sheet , summarized as follows:

	As Reported	Adjustments	As Restated
Security Deposit	$-	$20,235	$20,235
Total Assets	126,092	20,235	146,327
Accumulated Deficit	(17,670,398)	20,235	(17,650,163)
Total Stockholders’ Deficit	(99,000)	20,235	(78,765)

This error did not impact the Company’s net loss, net loss per share or cash flows for the year ended May 31, 2014.