Form 10-Q
period 2015-08-31
LESCARDEN INC
filed 2015-10-09
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10–Q
———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 31, 2015
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 0-10035

———————
LESCARDEN INC.
(Exact name of registrant as specified in its charter)
———————

New York	13-2538207
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

420 Lexington Ave. Suite 300, New York 10170
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding October 9, 2015
Common Stock $.001 par value	63,622,316

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

LESCARDEN INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	August 31, 2015	May 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$5,577	$37,207
Accounts receivable	46,576	48,902
Inventory	82,181	83,586
Total current assets	134,334	169,695
Deferred income tax asset, net of valuation allowance of $1,647,000 and $1,630,000 at August 31, 2015 and May 31, 2015, respectively	—	––
Total assets	$134,334	$169,695

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$186,798	$172,846
Shareholder loan	268,765	268,765
Total liabilities	455,563	441,611

Stockholders' deficit:
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, issued and outstanding 63,622,316 shares	63,622	63,622
Additional paid–in capital	17,505,936	17,505,936
Accumulated deficit	(17,892,627)	(17,843,314)
Stockholders' deficit	(321,229)	(271,916)
Total liabilities and stockholders' deficit	$134,334	$169,695

See note to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended August 31,
	2015	2014
Revenues:
Product sales	$32,097	$6,247
License fees	––	1,500
Total revenues	32,097	7,747

Costs and expenses:
Cost of sales	1,405	1,230
Salaries	20,733	27,261
Professional fees and consulting	39,465	35,912
Rent and office expenses	3,391	31,213
Insurance	12,947	11,869
Other administrative expenses	3,469	746
Total costs and expenses	81,410	108,231
Net loss	$(49,313)	$(100,484)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	63,622,316	63,622,316

See note to financial statements

LESCARDEN INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended August 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(49,313)	$(100,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,326	1,288
Decrease in inventory	1,405	1,230
Increase in accounts payable and accrued expenses	13,952	27,057
Decrease in deferred license fees	––	(1,500)
Net cash used in operating activities	(31,630)	(72,409)

Cash flows from financing activities:
Proceeds from shareholder loan	––	75,000
Cash provided by financing activities	––	75,000

(Decrease) increase in cash	(31,630)	2,591

Cash – Beginning of Period	37,207	10,432

Cash – End of Period	$5,577	$13,023

See note to financial statements

LESCARDEN INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2015

Note 1 - General:

The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The statements have been prepared in accordance with the requirements for Form 10–Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10–K for the year ended May 31, 2015. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

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

As shown in the financial statements, the Company had a net loss for the three months ended August 31, 2015 and has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as there can be no assurance that the Company will be able to restore production operations, grow revenues or secure sufficient additional financing to meet future obligations. The Company’s ability to continue as a going concern is primarily dependent upon the majority shareholder’s ability to fund operating losses until production operations are restored.

Note 3 - Inventory:

At August 31, 2015, inventory of $82,181 consisted of $35,470 of finished goods and $46,711 of raw materials.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations--Three months ended August 31, 2015 compared to August 31, 2014

The Company’s cost reduction initiatives resulted in a $24,820 reduction in rent expense and a $6,528 reduction in payroll expenses.  Professional fees increased by almost 10% or $3,553 due to a $10,092 increase in quality assurance costs offset by decreases in legal and accounting costs of  $5,939 and $600 respectively.  The ongoing delays associated with the reestablishment of production operations for wound dressing, has limited sales opportunities to skin care and nutritional supplement product lines. Skin care revenues increased almost $26,000 due to the bulk sale of recovered product to be packaged for sale by the customer.   Cost of sales as a percent of sales for the three months ended August 31, 2015 decreased to 4.4% from 20.29% in the comparative prior period due to the bulk sale of inventory quantities on hand that had been written off for accounting purposes.

Liquidity and Capital Resources

The use of cash in operating activities resulted in a decrease of $31,630 in cash for the period ended August 31, 2015.  As of August 31, 2015, the Company’s liabilities exceeded its current assets by $321,229.

The Company has no material commitments for capital expenditures at August 31, 2015.

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

Date: October 9, 2015
LESCARDEN INC.

By:	/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer