Form 10-Q
period 2015-11-30
LESCARDEN INC
filed 2016-01-13
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2015
or

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding January 12, 2016
Common Stock $.001 par value		63,622,316

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

LESCARDEN INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30, 2015	May 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$7,347	$37,207
Accounts receivable	1,640	48,902
Inventory	85,770	83,586
Total current assets	94,757	169,695
Deferred income tax asset, net of valuation allowance of $1,659,000 and $1,630,000 at November 30, 2015 and May 31, 2015 respectively	––	––

Total assets	$94,757	$169,695

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$182,536	$172,846
Shareholder loan	268,765	268,765
Total liabilities	451,301	441,611

Stockholders' deficit
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, 63,622,316 issued and outstanding at November 30, 2015 and May 31, 2015	63,622	63,622
Additional paid-in capital	17,505,936	17,505,936
Accumulated deficit	(17,927,942)	(17,843,314)
Stockholders' deficit	(356,544)	(271,916)
Total liabilities and stockholders' deficit	$94,757	$169,695

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months Ended November 30,		For the six months Ended November 30,
	2015	2014	2015	2014
Revenues:
Product sales	$10,422	$165,023	$42,519	$171,270
License fees	––	1,500	––	3,000
Total revenues	10,422	166,523	42,519	174,270

Costs and expenses:
Cost of sales	1,411	42,078	2,815	43,309
Salaries	20,527	13,838	41,259	41,099
Professional fees and consulting	9,700	24,297	49,165	60,209
Rent and office expense	5,555	31,187	8,947	62,400
Insurance	7,178	12,933	20,125	24,801
Commission	––	10,743	––	10,743
Other administrative expenses	1,366	12,464	4,836	13,210
Total costs and expenses	45,737	147,540	127,147	255,771

Net (loss) income	$(35,315)	$18,983	$(84,628)	$(81,501)

Net (loss) income per share – basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	63,622,316	63,622,316	63,622,316	63,622,316

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months Ended November 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(84,628)	$(81,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	47,262	(157,490)
(Increase) decrease in inventory	(2,184)	25,324
Increase in accounts payable and accrued expenses	9,690	85,486
Decrease in deferred license fees	—	(3,000)
Net cash used in operating activities	(29,860)	(131,181)

Cash flows from financing activities:
Proceeds from shareholder loan	—	129,000
Cash provided by financing activities	—	129,000

Decrease in cash	(29,860)	(2,181)

Cash - beginning of period	37,207	10,432

Cash – end of period	$7,347	$8,251

See notes to financial statements

LESCARDEN INC .
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2015

Note 1 - General:

The accompanying condensed financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2015. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

Note 2 – Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the six months ended November 30, 2015, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Inventory:

At November 30, 2015, inventory of $85,770 consisted of $34,059 of finished goods and $51,711 of raw materials.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results of operations for the three and six month periods ended November 30, 2014 reflect decreased sales and operating losses due to an ongoing production outage. Preliminary testing of product samples from an alternative supplier suggests that the Company will be able to resume production operations within the next six months.   Regulatory certification of the new suppler is required prior to product shipment which could further delay the fulfillment of existing purchase orders after the resumption of production operations.  Revenues for the six-months ended November 30, 2015 consisted solely of sales of skin-care and nutritional supplements

Three months ended November 30, 2015 compared to November 30, 2014

Skin care and nutritional supplement product sales decreased by $1,130 or 9.78% for the three months ended November 30, 2015 compared to November 30, 2014.

Non-direct costs and expenses during the three months ended November 30, 2014 were $61,136 or 58% lower than those of the comparative prior-year period due to decreases in rent expense, professional fees, other administrative expenses and insurance of $25,632, $14,597, $11,098 and $5,755 respectively offset by increased payroll expenses of 48% or $6,689.

Six months ended November 30, 2015 compared to November 30, 2014

Decreased Catrix sales of $153,472 for the six months ended November 30, 2015 resulted in an increase in the net loss for the six months ended November 30, 2015 of $3,127 compared to November 30, 2014.

Liquidity and Capital Resources

As of November 30, 2015, the Company’s liabilities exceeded its assets by $356,544. The Company’s cash and cash equivalents balance decreased by $29,860 in the six months ended November 30, 2015 to $7,347.

The Company has no material commitments for capital expenditures at November 30, 2015.

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

Date: January 12, 2016

/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer