Form 10-Q
period 2016-02-29
LESCARDEN INC
filed 2016-04-14
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 29, 2016
or

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 14, 2016
Common Stock $.001 par value	63,622,316

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

LESCARDEN INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	February 29, 2016	May 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$36,039	$37,207
Accounts receivable	1,513	48,902
Inventory	157,944	83,586
Total current assets	195,496	169,695
Deferred income tax asset, net of valuation allowance of $1,657,000 and $1,630,000 at February 29, 2016 and May 31, 2015 respectively	––	––

Total assets	$195,496	$169,695

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$276,925	$172,846
Shareholder loan	268,765	268,765
Total liabilities	545,690	441,611

Stockholders' deficit
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, 63,622,316 issued and outstanding at February 29, 2016 and May 31, 2015	63,622	63,622
Additional paid-in capital	17,505,936	17,505,936
Accumulated deficit	(17,921,592)	(17,843,314)
Stockholders' deficit	(350,194)	(271,916)
Total liabilities and stockholders' deficit	$195,496	$169,695

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months Ended February 29,	For the three months Ended February 28,	For the nine months Ended February 29,	For the nine months Ended February 28,
	2016	2015	2016	2015
Revenues:
Product sales	$69,902	$23,396	$112,421	$194,667
License fees	––	1,500	––	4,500
Total revenues	69,902	24,896	112,421	199,167

Costs and expenses:
Cost of sales	4,655	5,816	7,471	49,124
Salaries	7,088	30,329	48,347	71,428
Professional fees and consulting	26,970	15,501	76,135	75,711
Rent and office expense	3,721	27,445	12,667	89,845
Insurance	5,780	6,131	25,905	30,933
Commission	2,675	—	2,675	10,743
Other administrative expenses	12,663	1,413	17,499	14,623
Total costs and expenses	63,552	86,635	190,699	342,407

Net income (loss)	$6,350	$(61,739)	$(78,278)	$(143,240)

Net income (loss) per share – basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	63,622,316	63,622,316	63,622,316	63,622,316

See notes to financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months Ended February 29,	For the nine months Ended February 28,
	2016	2015

Cash flows from operating activities:
Net loss	$(78,278)	$(143,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	47,389	(1,250)
(Increase) decrease in inventory	(74,358)	23,557
Increase in accounts payable and accrued expenses	104,079	80,820
Decrease in deferred license fees	—	(4,500)
Net cash used in operating activities	(1,168)	(44,613)

Cash flows from financing activities:
Proceeds from shareholder loan	—	154,000
Cash provided by financing activities	—	154,000

(Decrease) increase in cash	(1,168)	109,387

Cash - beginning of period	37,207	10,432

Cash – end of period	$36,039	$119,819

See notes to financial statements

LESCARDEN INC .
(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

February 29, 2016

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

Note 2 – Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the nine months ended February 29, 2016 of $78,278 and has a stockholders’ deficiency of $350,194. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Inventory:

At February 29, 2016, inventory of $157,944 consisted of $31,497 of finished goods and $126,447 of raw materials.

Note 4 – Related Party Transactions:

Pursuant to an agreement with a director of the Company, sales commission expense of $2,675 for services rendered in connection with the sale of Citrix in Europe was paid during the nine months ended February 29, 2016.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results of operations for the three and nine months ended February 29, 2016 reflect an ongoing production outage, which has delayed fulfillment of customer purchase orders.

Three months ended February 29, 2016 compared to February 28, 2015

The Company’s revenues increased in the fiscal quarter ended February 29, 2016 by $45,006 or 181% due to the shipment of repurposed product with an inventory cost value of zero, which reduced cost of sales as a percent of sales to 7% for the three months ended February 29, 2016 compared with 23% during the three months ended February 28, 2015.

Non-direct costs and expenses during the three months ended February 29, 2016 were 27% lower than those of the comparative prior-year period due to decreases in salaries and rent expenses offset by increases in other administrative expenses associated with shipping and professional fees associated with accounting expenses which returned to historical monthly averages after a 45% decrease during the quarter ended February 28, 2015.

Nine months ended February 29, 2016 compared to February 28, 2015

The Company’s revenues decreased in the nine months ended February 29, 2016 compared to February 28, 2015 by 43% or $86,746 due to the Company’s inability to reestablish production operations. Cost of sales as a percent of sales decreased to 7% for the nine months ended February 29, 2016 from 25% for the nine months ended February 28, 2015 due to the use of repurposed raw materials for order fulfillment during the nine months ended February 29, 2016.

Liquidity and Capital Resources

As of February 29, 2016, the Company’s liabilities exceeded its assets by $350,194. The Company’s cash and cash equivalents balance decreased by $1,168 in the nine months ended February 29, 2016 to $36,039.

The Company has no material commitments for capital expenditures at February 29, 2016.

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

LESCARDEN INC.

Date: April 14, 2016	By:	/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer