Form 10-K
period 2016-05-31
LESCARDEN INC
filed 2016-09-30
CIK 58822

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2016
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
Large accelerated filer  ☐     Accelerated filer  ☐      Non-accelerated filer  ☐     Smaller reporting company  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
Issuer’s revenues for its most recent fiscal year were $119,681.
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on November 30, 2015 was approximately $239,399.
The number of shares of registrant’s Common Stock outstanding as of September 21, 2016 was 63,622,316

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
Human Resources
At August 29, 2016, the Company had one full time employee. Outside consultants are hired to coordinate the financial reporting, regulatory, production operations, quality control and customer service functions.

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
Fiscal Year Ending May 31, 2016	High	Low
Fourth Quarter	0.02	0.01
Third Quarter	0.02	0.01
Second Quarter	0.02	0.02
First Quarter	0.03	0.02

Fiscal Year Ending May 31, 2015	High	Low
Fourth Quarter	0.03	0.01
Third Quarter	0.02	0.01
Second Quarter	0.02	0.02
First Quarter	0.03	0.02

On August 22, 2016 the closing bid price per share of Common Stock, as reported by the National Quotation Bureau, was $0.018. As of May 31, 2016 there were 332 holders of record of the Company's Common stock.
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
Review
The results of operations for fiscal year ending May 31, 2016 were negatively impacted the ongoing inability to reestablish production operations. The Company continues to explore alternative packaging and raw material processing alternatives. Sales of the Company’s skin care products to Asian markets increased from the previous fiscal year as a result of the implementation of alternative marketing strategies in that region.
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
Results of Operations
Fiscal year ended May 31, 2016 compared to May 31, 2015
The decrease of $133,364 or 53% in product sales during the year ended May 31, 2016 was attributable to an 81% decrease in the sales of Catrix resulting from ongoing raw material production delays which was offset by a 104% increase in sales of skin care products. The cost of sales as a percent of sales decreased from the previous year due to the shipment of repurposed product that was previously packaged that had a zero value during the year ended May 31, 2016.
Total expenses excluding cost of sales decreased 43% or $165,751. The net decrease was principally due to decreases in rent, salaries and professional fees.
Liquidity and Capital Resources

Cash flow from financing operations aggregated $278,765 for the two-year period ended May 31, 2016. Net cash decreased by $32,955 for the fiscal year ended May 31, 2016 due to a use of cash of $42,955 for operations offset by an increase in loan from shareholder of $10,000 during the year ended May 31, 2016. The Company’s liabilities exceeded its assets by $384,659.
The Company has no material commitments for capital expenditures at May 31, 2016.
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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered by this annual report on Form 10K.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2016 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of May 31, 2016, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control—Integrated Framework due to the existence of the following material weaknesses:
●  Lack of appropriate segregation of duties and multiple levels of supervisions and review

●  Lack of documented control procedures surrounding inventory cost allocations

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting since the rules of the SEC permit the Company to provide only management’s report on this Annual Report on Form 10-K.
Changes in internal control over financial reporting.
As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended May 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The executive officers and directors of the Company are as follows:
Name	Position
William E. Luther	President, Chief Executive and Chief Financial Officer, Director.
Charles T. Maxwell	Director.
Russell O. Wiese	Director.
Xavier Gras Balaguer	Director.

Mr. Luther (age 56) came to Lescarden in 1997, serving as Marketing Director for the CATRIX Wound Care and Skin Care lines. He was promoted to Vice President of Marketing in 1998 and then promoted to President and Chief Executive in October 2002. Mr. Luther was elected to the Board in April 2003. Mr. Luther is a graduate of the Boston University School of Management.
Mr. Maxwell (age 84) was the Vice Chairman and Senior Energy Strategist of C.J. Lawrence Inc., a member firm of the New York Stock Exchange, for more than twenty-five years, until his retirement in 1997. Mr. Maxwell has acted as a consultant to various oil companies and the United States Government on oil policy matters. He became a Director and Executive Vice President of the Company in July 1997. Mr. Maxwell is a graduate of Princeton University and Oxford University.
Mr. Wiese (age 50) is the Chief Marketing Officer of Davis Advisors, L.P., an Investment Advisor that manages over $65 billion. He has held this position since 1994. Prior to joining Davis Advisors, L.P., Mr. Wiese worked for Merck & Co., Inc. where he held positions in sales, sales management, and product management. Mr. Wiese is a graduate of the University of California, Berkley and the Stern School of Business, New York University.
Mr. Balaguer (age 63) has for more than the past five years owned a company devoted to giving advice on strategy and project development to pharmaceutical companies. Since 1998 he has been a representative of the Company in Europe. Mr. Balaguer received his license in Medicine from the Autonomous University of Barcelona, Spain and his MD at the School of Medicine from the University of Barcelona.
ITEM 11.  EXECUTIVE COMPENSATION

		Annual Compensation	Long-Term Compensation Awards
Name	Fiscal Year Ended May 31,	Salary $	Warrants(#)
William E. Luther	2016	$ 50,000	––
	2015	$ 75,000	––
	2014	$ 68,750	––

Aggregated Option and Warrant Exercises in Last Fiscal Year and FY End Option and Warrant Values

	Shares Acquiredon Exercise	Value Realized	Number of Unexercised Options/ Warrants at FY End (#)	Value of Unexercised In-the-money Options Warrants at FY End ($)

Name	(#)	($)	Exercisable	Exercisable

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of May 31, 2016 the ownership of the Company’s Common Stock by each person who is known by the Company to own Shares of record or beneficially, more that (5%) of the Company’s Common Stock, as well as each of the Company’s directors and executive officers and all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.
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
———————
(1) The percentages are calculated on the basis of 63,622,316 shares of Common Stock outstanding. For the purpose of calculating the percentage of shares of the Company’s Common Stock owned by any person, the shares issuable upon the exercise of rights to acquire owned by such a person if exercisable within 60 days of May 31, 2016 are included in the number of shares beneficially owned, but such shares are not included in the calculation of the percent of class. All share ownership is direct unless otherwise indicated.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
During the year ended May 31, 2016 an officer and director of the Company provided a loan to the Company totaling $10,000 to fund working capital requirements. A company director is paid a sales commission on European sales of Catrix wound dressing.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.
	2016	2015
Audit fees(1)	$20,500	$24,000
Audit-related fees(2)	—	—
Tax fees(3)	$—	$—
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
(3) Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
ExhibitNumber	Description of Exhibit
2.1	Plan of Reorganization dated. January 15, 1997 (and Amended Disclosure Statement dated. March 12, 1997).**
3.1	Certificate of Incorporation of Registrant, as amended.*
3.2	By-Laws of Registrant, as amended.*
22.1	Subsidiaries of the Registrant.*
31	Certification pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
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

LESCARDEN INC.

	By:	/s/ William E. Luther
Date: August 29, 2016		William E. Luther Chief Executive and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William E. Luther	President, Principal Executive Officer,
	William E. Luther	Principal Financial Officer,
	August 29, 2016	Principal Accounting Officer and Director

By:	/s/ Charles T. Maxwell	Director
Charles T. Maxwell
August 29, 2016

By:	/s/ Russell O. Wiese	Director
Russell O. Wiese
August 29, 2016

By:	/s/ Xavier Gras Balaguer	Director
Xavier Gras Balaguer
August 29, 2016

LESCARDEN INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Lescarden Inc.

We have audited the accompanying balance sheet of Lescarden Inc. as of May 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended May 31, 2015. Lescarden Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden Inc. as of May 31, 2015, and the results of its operations and its cash flows for the year ended May 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cowan, Gunteski & Co., P.A.

August 28, 2015
Tinton Falls, NJ

To the Board of Directors and Stockholders of
Lescarden, Inc.
New York, New York

We have audited the accompanying balance sheet of Lescarden, Inc. (the “Company”) as of May 31, 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended May 31, 2016. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lescarden, Inc. as of May 31, 2016, and the results of its operations and its cash flows for the year ended May 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Lescarden, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Lescarden, Inc. suffered losses from operations and has negative operating cash flows and a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
September 27, 2016

LESCARDEN INC.
BALANCE SHEETS
As of May 31,	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$4,252	$37,207
Accounts receivable, net of allowance for doubtful accounts of $19,396at May 31, 2016 and 2015	1,279	48,902
Inventory	197,978	83,586
Total current assets	203,509	169,695

Deferred income tax asset, net of valuation allowance of $1,668,000and $1,630,000 at May 31, 2016 and 2015	––	––
Total assets	$203,509	$169,695

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable and accrued expenses	$309,403	$172,846
Shareholder loan	278,765	268,765
Total current liabilities	588,168	441,611

Stockholders' deficit:
Convertible preferred stock - $.02 par value; $1.50 liquidation value; authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value; authorized 200,000,000 issued and outstanding 63,622,316 shares at May 31, 2016 and 2015	63,622	63,622
Additional paid-in capital	17,505,936	17,505,936
Accumulated deficit	(17,956,057)	(17,843,314)
Total Stockholders' deficit	(384,659)	(271,916)
Total liabilities and stockholders' deficit	$203,509	$169,695

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF OPERATIONS
Year ended May 31,	2016	2015
Revenues:
Product sales	$119,681	$248,545
License fees	––	4,500
Total revenues	119,681	253,045

Costs and expenses:
Cost of product sales	13,062	63,441
Salaries and wages	55,683	92,649
Professional fees and consulting	88,633	98,707
Rent and office expenses	17,508	123,265
Insurance	33,044	34,702
Other administrative expenses	21,575	20,779
Interest expense	250	1,133
Commission	2,675	13,884
Total costs and expenses	232,430	448,560

Operating loss	(112,749)	(195,515)

Other income	6	2,364

Net loss	$(112,743)	$(193,151)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic	63,622,316	63,622,316
Diluted	63,622,316	63,622,316

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED MAY 31, 2016 AND 2015
	Convertible
	Preferred Stock		Common Stock
	Number of Shares	Par Value Amount	Number of Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at May 31, 2014	92,000	$1,840	63,622,316	$63,622	$17,505,936	$(17,650,163)	$(78,765)

Net loss						(193,151)	$(193,151)
Balance at May 31, 2015	92,000	$1,840	63,622,316	$63,622	$17,505,936	$(17,843,314)	$(271,916)

Net loss						(112,743)	$(112,743)
Balance at May 31, 2016	92,000	$1,840	63,622,316	$63,622	$17,505,936	$(17,956,057)	$(384,659)

See Notes to Financial Statements

LESCARDEN INC.
STATEMENTS OF CASH FLOWS
Year ended May 31,	2016	2015
Cash flows from operating activities:
Net loss	$(112,743)	$(193,151)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	47,623	(46,814)
(Increase) Decrease in inventory	(114,392)	29,986
Decrease in security deposit	––	20,235
Increase (decrease) in accounts payable and accrued expenses	136,557	(47,746)
Decrease in deferred license fees	––	(4,500)
Net cash used in operating activities	(42,955)	(241,990)

Cash flow from investing activities:	––	––

Cash flow from financing activities:
Proceeds from shareholder loan	10,000	268,765
Cash provided by financing activities	10,000	268,765

Net (decrease) increase in cash	(32,955)	26,775
Cash and cash equivalents at beginning of year	37,207	10,432
Cash and cash equivalents at end of year	$4,252	$37,207

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$500	$500

See Notes to Financial Statements

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTSMAY 31, 2016 and 2015

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
As shown in the financial statements, the Company had net loss of $112,743 for the year ended May 31, 2016 and, has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s major stockholder is uncertain about his ability to continue providing loans to the Company as needed to fund operating expenses until the Company can restore productive capacity and return to profitability.
The Company’s plan and ability to continue as a going concern is primarily dependent upon the majority shareholder to continue funding losses until the Company is able to reestablish production operations. There can be no assurance that the Company will be able to grow revenues or secure sufficient additional financing to restore production operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Revenue Recognition:
Revenue from product sales is recognized upon shipment of the product when title to the property and risk of loss transfers to the buyer, and collectability is reasonably assured and the sales price is fixed or determinable.
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

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTSMAY 31, 2016 and 2015

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
Earnings (Loss) Per Share:
Basic earnings (loss) per share is computed by dividing net income (loss) per common share by the weighted-average number of common shares outstanding during the year. Diluted earnings per share has not been presented in the accompanying statement of operations since there were no warrants to purchase shares of the Company’s common stock for the years ended May 31, 2016 and 2015.
Inventory:
Inventory, consisting principally of Catrix and BIO-CARTILAGE supplies and Catrix topical wound treatment creams and solutions, is stated at the lower of cost, determined by the first-in, first-out method, or market. The Company also stores product for testing and product deveolpement purposes that can also be remanufactured for sale.
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
3. INVENTORY:
Inventory at May 31, consists of the following:	2016	2015
Finished goods	$175,580	$36,875
Raw materials	22,398	46,711
	$197,978	$83,586

4. MAJOR CUSTOMERS AND SUPPLIER:
During the year ended May 31, 2016, sales to two customers accounted for approximately 33% and 32% of net product sales, respectively. During the year ended May 31, 2015, sales to two customers accounted for approximately 81% and 3% of net product sales, respectively.
Sales were made to customers in the following locations:

	May 31,
	2016	2015
United States	$31,287	$39,206
Europe	38,208	200,734
Asia Pacific	50,186	8,605
	$119,681	$248,545
5. DEFERRED LICENSE FEES:
The deferred license fees of $4,500 stated on the statement of cash flows relate to license fees received from the Company's licensees in Canada, Europe and Korea, which are being amortized straight-line over the term of the license agreements.
6. COMMITMENTS AND CONTINGENCIES:
The Company reached an agreement to terminate the non-cancelable lease with an unrelated third party to rent office space which expired on January 31, 2016. The lease provided for aggregate minimum rental payments for the year ended May 31, 2016 of $60,343. In May 2015, the Company agreed to pay a cancellation fee of $9,615 in excess of the unpaid rent totaling $105,151 to terminate the lease.

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTSMAY 31, 2016 and 2015

The Company pays rent to warehouses for storage of its finished goods and raw materials. Rent expense charged to operations for the years ended May 31, 2016 and 2015 amounted to approximately $12,000 and $92,000, respectively.
7. STOCKHOLDERS' DEFICIT:
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
8. INCOME TAXES:
The Company has net operating loss carry forwards of approximately $4,906,000 available to reduce future taxable income, which expire in various years through 2034. The utilization of net operating loss carryforwards may be limited as a result of cumulative changes in the Company's stock ownership.
Deferred income taxes reflect the impact of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforwards, the Company has recorded a valuation allowance for the entire deferred tax asset.
The deferred income tax asset is comprised of the following at May 31, 2016 and 2015 respectively:
	2016	2015
Gross deferred tax assets	$1,668,000	$1,630,000
Valuation allowance	(1,668,000)	(1,630,000)
Net deferred income tax asset	$-0-	$-0-

A reconciliation of the effective income tax rate to the statutory rate is as follows:

Year ended May 31,	2016	2015
Tax benefit at federal statutory rate	(34)%	(34)%
Increase in valuation allowance	34	34
	-0-%	-0-%

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at May 31, 2016.
The tax years 2012 through 2015 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

9.  RELATED PARTY TRANSACTIONS:
During the year ended May 31, 2016, an officer/director of the Company provided a loan to the Company of $10,000.
During the year ended May 31, 2016, a sales commission was paid to a director of the Company for services rendered in connection with the sale of Catrix in Europe. The Company has an exclusive agreement with such director that provides for a commission equal to 7% of gross sales to European customers in exchange for customer service and sales services rendered on behalf of the Company. Pursuant to this agreement, the Company incurred sales commission expense of $2,675 and $13,884 during the year ended May 31, 2016 and 2015, respectively.