Form 10-Q
period 2016-08-31
LESCARDEN INC
filed 2016-10-18
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10–Q
———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 31, 2016
or

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
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any,every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit

and post such files).		Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding October 14, 2016
Common Stock $.001 par value	63,622,316

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LESCARDEN INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	August 31, 2016	May 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$27,299	$4,252
Accounts receivable	294,647	1,279
Inventory	47,526	197,978
Total current assets	369,472	203,509

Total assets	$369,472	$203,509

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$304,973	$309,403
Shareholder loan	328,765	278,765
Total liabilities	633,738	588,168

Stockholders' deficit:
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, issued and outstanding 63,622,316 shares	63,622	63,622
Additional paid–in capital	17,505,936	17,505,936
Accumulated deficit	(17,835,664)	(17,956,057)
Stockholders' deficit	(264,266)	(384,659)
Total liabilities and stockholders' deficit	$369,472	$203,509

See notes to unaudited financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended August 31,
	2016	2015
Revenues:
Product sales	$349,835	$32,097
Total revenues	349,835	32,097

Costs and expenses:
Cost of sales	159,247	1,405
Salaries	64	20,733
Professional fees and consulting	28,571	39,465
Insurance	14,148	12,947
Commission	19,434	––
Rent and office expenses	2,894	3,391
Other administrative expenses	5,084	3,469
Total costs and expenses	229,442	81,410
Net income (loss)	$120,393	$(49,313)

Net income (loss) per share – basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding
Basic	63,622,316	63,622,316
Diluted	63,714,316	63,622,316

See notes to unaudited financial statements

LESCARDEN INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended August 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$120,393	$(49,313)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(293,368)	2,326
Decrease in inventory	150,452	1,405
(Decrease) increase in accounts payable and accrued expenses	(4,430)	13,952
Net cash used in operating activities	(26,953)	(31,630)

Cash flows from financing activities:
Proceeds from shareholder loan	50,000	––
Cash provided by financing activities	50,000	––

Increase (decrease) in cash	23,047	(31,630)

Cash – Beginning of Period	4,252	37,207

Cash – End of Period	$27,299	$5,577
Tax and Interest paid for the period

See notes to unaudited financial statements

LESCARDEN INC.
(UNAUDITED) NOTES TO FINANCIAL STATEMENTS
August 31, 2016
Note 1 - General:
The accompanying unaudited financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The statements have been prepared in accordance with the requirements for Form 10–Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10–K for the year ended May 31, 2016.
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
Note 3 - Inventory:
At August 31, 2016, inventory of $47,526 consisted of $31,105 of finished goods and $16,421 of raw materials.
Note 4 - Related Party Transactions:

During the three months ended August 31, 2016, an officer/director of the Company provided a loan to the Company of $50,000. The loan is non-interest bearing and is due upon demand. During the three months ended August 31, 2016, a sales commission of $19,434 was paid to a director of the Company for services rendered in connection with the sale of Catrix in Europe.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations--Three months ended August 31, 2016 compared to August 31, 2015
Catrix sales increased by $277,632 due to the successful recovery, repackaging and sale of recycled product to European licensee. Skin care revenues increased $17,652 or 60% due to increased sales in Asia. Cost of sales as a percent of sales for the three months ended August 31, 2016 increased to 45.5% from 4.4% in the comparative prior period due to the bulk sale in 2015 of inventory quantities on hand that had been written off for accounting purposes and the use of special order raw materials that were more than double the historical per unit costs.

Professional fees decreased by almost 28% or $10,894 due to decreases in quality assurance and accounting costs of $5,529 and $4,700 respectively. The decrease in payroll expenses of $20,668 was offset by an increase in commission expense of $19,434 associated with the fulfillment of $277,632 of back-ordered Catrix wound dressing to European licensees.

The Company began testing and evaluations of samples produced at a third-party facility in connection with the ongoing effort to reestablish ongoing production operations for wound dressing.

Liquidity and Capital Resources

The use of cash in operating activities of $26,953 offset by an increase in shareholder loan, resulted in an increase in cash of $23, 047 for the period ended August 31, 2016. As of August 31, 2016, the Company’s liabilities exceeded its current assets by $264,266.

The Company has no material commitments for capital expenditures at August 31, 2016.

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
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered by this quarterly report on Form 10–Q.
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

Date: October 14, 2016
LESCARDEN INC.

By:	/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer