Form 10-Q
period 2016-11-30
LESCARDEN INC
filed 2017-01-12
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2016
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 0-10035
———————
LESCARDEN, INC.
(Exact name of registrant as specified in its charter)
———————

New York	13-2538207
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
420 Lexington Ave. Ste 300, New York 10170
(Address of Principal Executive Office) (Zip Code)
(212) 687-1050
(Registrant’s telephone number, including area code)
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.			☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any,every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit

and post such files).			☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 12, 2017
Common Stock $.001 par value	63,622,316

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.
LESCARDEN INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
	November 30, 2016	May 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$166,613	$4,252
Accounts receivable	12,956	1,279
Inventory	42,938	197,978
Total current assets	222,507	203,509

Total assets	$222,507	$203,509

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$258,414	$309,403
Shareholder loan	268,765	278,765
Total liabilities	527,179	588,168

Stockholders' deficit
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, 63,622,316 issued and outstanding at November 30, 2016 and May 31, 2016	63,622	63,622
Additional paid-in capital	17,505,936	17,505,936
Accumulated deficit	(17,876,070)	(17,956,057)
Stockholders' deficit	(304,672)	(384,659)
Total liabilities and stockholders' deficit	$222,507	$203,509

See notes to unaudited financial statements.

LESCARDEN INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months Ended November 30,		For the six months Ended November 30,
	2016	2015	2016	2015
Revenues:
Product sales	$41,960	$10,422	$391,795	$42,519
Total revenues	41,960	10,422	391,795	42,519

Operating costs and expenses:
Cost of sales	5,612	1,411	164,859	2,815
Salaries	20,422	20,527	20,486	41,259
Professional fees and consulting	34,809	9,700	63,380	49,165
Commission	––	––	19,434	––
Rent and office expense	3,306	5,555	6,306	8,947
Insurance	8,520	7,178	22,668	20,125
Other administrative expenses	6,082	1,366	11,060	4,836
Total operating costs and expenses	78,751	45,737	308,193	127,147

Other expenses:
Interest expense	(3,615)	––	(3,615)	––

Net (loss) income	$(40,406)	$(35,315)	$79,987	$(84,628)

Net (loss) income per share – basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding Basic	63,622,316	63,622,316	63,622,316	63,622,316
Diluted	63,622,316	63,622,316	63,714,316	63,622,316

See notes to unaudited financial statements.

LESCARDEN INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months Ended November 30,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$79,987	$(84,628)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(11,677)	47,262
Decrease (increase) in inventory	155,040	(2,184)
(Decrease) increase in accounts payable and accrued expenses	(50,989)	9,690
Net cash provided by (used in) operating activities	172,361	(29,860)

Cash flows from financing activities:
Borrowings from shareholder loan	50,000	—
Repayments on shareholder loan	(60,000)	—
Cash provided by financing activities	(10,000)	—

Net increase (decrease) in cash	162,361	(29,860)
Cash - beginning of period	4,252	37,207
Cash – end of period	$166,613	$7,347

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	—	—

See notes to unaudited financial statements.

LESCARDEN INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2016
Note 1 - General:
The accompanying condensed financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2016. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.
Note 2 – Going Concern:
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the three months ended November 30, 2016, has a stockholders’ deficiency and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The Company’s plan and ability to continue as a going concern is primarily dependent upon its ability to maintain consistent production volumes to fulfill existing sales orders. Alternative sources of supply are being evaluated so that manufacturing and production disruptions can be minimized.
Note 3 – Inventory:
At November 30, 2016, inventory of $42,938 consisted of $26,569 of finished goods and $16,369 of raw materials.
Note 4 – Related Party Transactions:
During the six months ended November 30, 2016, an officer/director of the Company provided a loan to the Company of $50,000. The loan is non-interest bearing and is due upon demand. In addition, the Company repaid $60,000 of loans from an officer/director of the Company.

During the six months ended November 30, 2016, a sales commission of $19,434 was paid to a director of the Company for services rendered in connection with the sale of Catrix in Europe.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations:
Six months ended November 30, 2016 compared to November 30, 2015
Revenues for the six-months ended November 30, 2016 consisted solely of sales of skin-care and nutritional supplements. The Company is in the process of evaluating test runs of Catrix produced by its new supplier. Product shipments from new supplier are expected to commence upon validation of test runs and regulatory certification of supplier’s production facility.
Three months ended November 30, 2016 compared to November 30, 2015
Skin care and nutritional supplement product sales increased by $31,538 or 303% for the three months ended November 30, 2016 compared to November 30, 2015.
Non-direct costs and expenses during the three months ended November 30, 2016 were $32,428 or 71% higher than those of the comparative prior-year period mainly due to increases in professional fees, other administrative expenses and insurance of $25,109, $4,716, $1,342 respectively offset by decreased rent and office expense of $2,249. The increase in professional fees was attributable to increased quality assurance expenses of $6,831 and increased accounting expenses of $17,940 associated with the design, implementation and documentation of internal accounting control procedures. Interest expense of $3,615 consisted of financing charges associated with overdue vendor invoices of $2,701 and shareholder loan interest of $914.
Liquidity and Capital Resources
As of November 30, 2016, the Company’s liabilities exceeded its assets by $304,672. The Company’s cash and cash equivalents balance increased by $162,361 in the six months ended November 30, 2016 to $166,613.
The Company has no material commitments for capital expenditures at November 30, 2016.

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

Date: January 12, 2017

/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer