Form 10-Q
period 2017-02-28
LESCARDEN INC
filed 2017-04-12
CIK 58822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2017
or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 12, 2017
Common Stock $.001 par value	63,622,316

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	6

Item 4.	Controls and Procedures.	6

PART II – OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

LESCARDEN INC.
BALANCE SHEETS (UNAUDITED)

	February 28, 2017	May 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$88,985	$4,252
Accounts receivable	11,751	1,279
Inventory	66,342	197,978
Total current assets	167,078	203,509

Total assets	$167,078	$203,509

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$256,869	$309,403
Shareholder loan	268,765	278,765
Total liabilities	525,634	588,168

Stockholders' deficit
Convertible preferred stock - $.02 par value, authorized 2,000,000 shares, issued and outstanding 92,000 shares	1,840	1,840
Common stock - $.001 par value, authorized 200,000,000 shares, 63,622,316 issued and outstanding at February 28, 2017 and May 31, 2016	63,622	63,622
Additional paid-in capital	17,505,936	17,505,936
Accumulated deficit	(17,929,954)	(17,956,057)
Stockholders' deficit	(358,556)	(384,659)
Total liabilities and stockholders' deficit	$167,078	$203,509

See notes to unaudited financial statements

LESCARDEN INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenues:
Product sales	$24,950	$69,902	$416,745	$112,421
Total revenues	24,950	69,902	416,745	112,421

Operating costs and expenses:
Cost of sales	3,570	4,655	168,429	7,471
Salaries	25,679	7,088	46,165	48,347
Professional fees and consulting	26,677	26,970	90,057	76,135
Rent and office expense	3,226	3,721	9,532	12,667
Insurance	9,061	5,780	31,729	25,905
Commission	0	2,675	19,434	2,675
Other administrative expenses	6,810	12,663	17,870	17,499
Total operating costs and expenses	75,023	63,552	383,216	190,699

Other expenses:
Interest expense	(3,811)	—	(7,426)	—

Net (loss) income	$(53,884)	$6,350	$26,103	$(78,278)

Net (loss) income per share – basic and diluted	$(0.00)	$0.00	$0.00	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	63,622,316	63,622,316	63,622,316	63,622,316

See notes to unaudited financial statements

LESCARDEN INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	February 28, 2017	February 29, 2016

Cash flows from operating activities:
Net income (loss)	$26,103	$(78,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(10,472)	47,389
Decrease (increase) in inventory	131,636	(74,358)
(Decrease) increase in accounts payable and accrued expenses	(52,534)	104,079
Net cash provided by (used in) operating activities	94,733	(1,168)

Cash flows from financing activities:
Borrowings on shareholder loan	50,000	—
Repayment of shareholder loan	(60,000)	—
Cash used in financing activities	(10,000)	—

Net increase (decrease) in cash	84,733	(1,168)

Cash - beginning of period	4,252	37,207

Cash – end of period	$88,985	$36,039

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$7,426	—
Income taxes	56	380

See notes to unaudited financial statements

LESCARDEN INC .
(UNAUDITED) NOTES TO FINANCIAL STATEMENTS

February 28, 2017

Note 1 - General:

The accompanying financial statements include all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2016. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

Note 2 – Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the financial statements, the Company incurred a loss from operations for the three months ended February 28, 2017 of $53,884 and has a stockholders’ deficit of $358,556 and a working capital deficit of $358,556 as of February 28, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Inventory:

At February 28, 2017, inventory of $66,342 consisted of $19,661 of finished goods and $46,681 of raw materials.

Note 4 – Related Party Transactions:

Pursuant to an agreement with a director of the Company, sales commission expense of $19,434 for services rendered in connection with the sale of Citrix in Europe was paid during the nine months ended February 28, 2017.

During the nine months ended February 28, 2017, an officer/director of the Company provided a loan to the Company of $50,000. The loan is non-interest bearing and is due upon demand. In addition, the Company repaid $60,000 of loans from an officer/director of the Company.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Three months ended February 28, 2017 compared to February 28, 2016

The Company’s revenues decreased in the fiscal quarter ended February 28, 2017 by $44,952 or 64% due to the delayed shipment of Catrix to European licensee.

Non-direct costs and expenses during the three months ended February 28, 2017 were 21% or $12,556 higher than those of the comparative prior-year period due to an increase in salaries of $18,591 and insurance of $3,281 offset by decreases in commission and other administrative expenses of $2,675 and $5,853 respectively.

Nine months ended February 28, 2017 compared to February 28, 2016

The Company’s revenues increased in the nine months ended February 28, 2017 compared to February 29, 2016 by 270% or $304,324. Non-direct costs and expenses increased by $31,559 or 17.22% due to increases in commission and professional fees of $16,759 and $13,922 offset by decreases in rent and office expenses, and salaries of $3,135 and $2,182 respectively during the nine months ended February 28, 2017.

Liquidity and Capital Resources

As of February 28, 2017, the Company’s liabilities exceeded its assets by $358,556. The Company’s cash and cash equivalents balance increased by $84,733 in the nine months ended February 28, 2017 to $88,985.

The Company has no material commitments for capital expenditures at February 28, 2017.

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

Date: April 12, 2017

/s/ William E. Luther
William E. Luther
Chief Executive and Chief Financial Officer